Form 10QSB
period 2007-03-31
Oldwebsites.com, Inc.
filed 2007-05-15
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-52546

Oldwebsites.com, Inc.
(Name of Small business Issuer in its charter)

Utah	98-0212805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.oldwebsites.com
(Web Address)

(Copies to:)
Steve Taylor, 175 East 400 South, Suite 900 Salt Lake City, Utah, 84111      801 578-3283

Securities to be registered under Section 12 (b) of the Act:
Title of each class: N/A
Name of each exchange on which Registered: N/A

Securities to be registered under Section 12(g) of the Act:
Common Shares No Par Value

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: April 30, 2007 - 9,100,000

OLDWEBSITES.COM, INC.
FORM 10-QSB
QUARTER ENDED March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS

Current Assets

Cash	$81,563	$8,689

Related party receivable- RecycleNet Corporation	-	75,000

Total Assets	$81,563	$83,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accruals	$8,050	$-

Deferred Revenue	1,661	2,345

Total Current Liabilities	9,711	2,345

Stockholders' Equity
Common shares - $0.00 par value; 100,000,000 shares authorized; 9,100,000 shares issued and outstanding	131,927	131,927
Accumulated deficit	(60,075)	(50,583)

Total Stockholders' Equity	71,852	81,344

Total Liabilities and Stockholders' Equity	$81,563	$83,689

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2007	2006

Sales	$808	$3,012

Total Sales	808	3,012

Operating Expenses

Selling, general and administrative expenses	10,300	2,262

Total Operating Expenses	10,300	2,262

Net Income (Loss)	$(9,492)	$750

Basic and Diluted Income (Loss) Per Common Share	$-	$-

Weighted-Average Common Shares Outstanding	9,100,000	9,100,000

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Three Months Ended March 31,	2007	2006
Cash Flows From Operating Activities:

Net income (loss)	$(9,492)	$750

Changes in assets and liabilities:

Accruals	8,050	-

Deferred Revenue	(684)	728

Net Cash Provided By (Used In) Operating Activities	(2,126)	1,478

Cash Flows From Financing Activities:

Change in Related party receivable- RecycleNet Corporation	75,000	-

Net Cash Provided by Financing Activities	75,000	-

Net Change in Cash	72,874	1,478

Cash at Beginning of Period	8,689	9,501

Cash at End of Period	$81,563	$10,979

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - On December 22, 1997, Oldwebsites.com, Inc. (the “Company”) was organized under the laws of the State of Utah as a wholly-owned subsidiary of RecycleNet Corporation.

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared by Oldwebsites.com, Inc. and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2007.

NOTE 2-RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company had advanced $75,000 to RecycleNet Corporation. This note receivable was due on demand, bore no interest, and was collected in February 2007.

Internet service provider (ISP) fees are billed on a monthly basis from Cooksmill NetSystems Inc. to the Company. Cooksmill NetSystems Inc. is owned 100% by the immediate family of the president of the Company. The ISP charges for each of the three months ended March 31, 2007 and 2006 were $2,250.

The Company has a merchant services agreement with a company related through common ownership. According to the terms of the agreement, the Company pays a servicing fee of 20% of the gross sales for the related party to bill customers and collect payments on behalf of the Company. Fees paid to the related party for the three months ended March 31, 2007 and 2006 were $31. and $935, respectively and are reported net of sales.

NOTE 3-STOCKHOLDERS’ EQUITY

At March 31, 2007 RecycleNet Corporation owned 100% of the Company’s shares, making the Company a wholly owned subsidiary of RecycleNet Corporation.

NOTE 4-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of March 31, 2007 and 2006, there were no potentially issuable common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Section and elsewhere in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Overview

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

Results of Operations

Organization and Nature of Operations— Oldwebsites.com, Inc., formerly Fiberglass.com, operates an exchange for buying and selling old web sites and domain names. The Company anticipates capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange. On February 16, 2007, the Company changed its name from Fiberglass.com, Inc. to Oldwebsites.com, Inc.

Oldwebsites.com, Inc. will offer services to grow organic and natural search traffic to the web sites listed in the exchange. The Company believes that the true value of a web site is in the traffic it generates. Web sites that utilize the exchange will be monetized using the services available to the Company.

Monetization Services - Oldwebsites.com, Inc. currently uses contextual advertising and affiliate marketing on its web sites to realize the value of internet traffic. These services include pay-per-click advertising, pay-per-call advertising, pay-per-lead advertising, banner advertising, lead generation services, and affiliate content advertising. The Company will apply these monetization services to the web sites listed in the oldwebsites.com exchange.

Business Condition - Revenue to date in Oldwebsites.com, Inc. has been from online portal services, which focused on the composite materials industry.  The Company charged a monthly fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee.

Oldwebsites.com, Inc. now focuses on operating its exchange for buying and selling old web sites and domain names.   The Company anticipates capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange.

The Company has an accumulated deficit, negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company believes that the shift in the focus of the operations will be sufficient to fund its ongoing operations. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Sales Revenues

	For the Three Months Ended
	March 31,
	2007	2006

Sales Revenues	$808	$3,012

Sales revenues recorded for the three months ended March 31, 2007 of $808 have decreased $2,204 from the $3,012 recorded during the similar period of 2006. Part of this decrease is directly related to the re-allocation of sales into deferred revenue. Deferred revenue results from Oldwebsite.com, Inc. online portal customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of March 31, 2007, the deferred revenue balance is $1,661 compared to the December 31, 2006 balance of $2,345.

Operating Expenses

	For the Three Months Ended
	March 31,
	2007	2006
General and Administrative Expenses	$10,300	$2,262

General and Administrative Expenses increased to $10,300 in 2007 compared to the $2,262 recorded for the similar period of 2006, an increase of $8,038. Increased expenses are directly related to professional fees associated with our SEC filings.

 Net Income (Loss) from Continuing Operations

	For the Three Months Ended
	March 31,
	2007	2006

Net Income (Loss)	$(9,492)	$750

The net quarterly loss of $9,492 in 2007 is directly attributed to minimal sales activity while incurring expenses as mentioned above.

Liquidity and Capital Resources

	March 31,	December 31,
	2007	2006

Cash on Hand	$81,563	$8,689

The Company’s cash position recorded at March 31, 2007 of $81,563 has increased from the December 31, 2006 cash position of $8,689. This is a direct result of the repayment of the monies advanced to RecycleNet Corporation of $75,000 in February 2007.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d015(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

Exhibit 3.1 (a) - Articles of Incorporation - August 26, 1999

Exhibit 3.1 (b) - Articles of Incorporation - December 28, 2006

Exhibit 3.1 (c) - Amendment of Name Change

Exhibit 31.1 - Certification of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the President and Director pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of the Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.
None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oldwebsites.com, Inc

May 15, 2007	/s/ Jamie Roszel
Jamie Roszel, President

May 15, 2007	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer