Form 10QSB
period 2007-06-30
Oldwebsites.com, Inc.
filed 2007-08-14
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                  TO

Commission File Number 000-52546

Oldwebsites.com, Inc.
(Name of Small business Issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	98-0212805 (I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)	801-531-0404 (Issuer's telephone number)

www.oldwebsites.com
(Web Address)

(Copies to:)
Steve Taylor, 175 East 400 South, Suite 900 Salt Lake City, Utah, 84111    801 578-3283

Securities to be registered under Section 12 (b) of the Act:
Title of each class: N/A
Name of each exchange on which Registered:  N/A

Securities to be registered under Section 12(g) of the Act:
Common Shares No Par Value

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: July 31, 2007 – 9,100,000

OLDWEBSITES.COM, INC.
FORM 10-QSB
QUARTER ENDED June 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$61,399	$8,689
Related party receivable- RecycleNet Corporation	-	75,000
Total Assets	$61,399	$83,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$2,800	$-
Deferred revenue	793	2,345
Total Current Liabilities	3,593	2,345
Stockholders' Equity
Common shares - $0.00 par value; 100,000,000 shares authorized; 9,100,000 shares issued and outstanding	131,927	131,927
Accumulated deficit	(74,121)	(50,583)
Total Stockholders' Equity	57,806	81,344
Total Liabilities and Stockholders' Equity	$61,399	$83,689

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Sales	$1,368	$1,264	$2,176	$5,004
Selling, general and administrative expenses	15,414	2,393	25,714	4,655
Net Income (Loss)	$(14,046)	$(1,129)	$(23,538)	$349

Basic and Diluted Income (Loss) Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	9,100,000	9,100,000	9,100,000	9,100,000

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Six Months Ended June 30,	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(23,538)	$349
Changes in assets and liabilities:
Accrued expenses	2,800	-
Deferred revenue	(1,552)	-

Net Cash Provided By (Used In) Operating Activities	(22,290)	349

Cash Flows From Investing Activities:
Collection of related party receivable- RecycleNet Corporation	75,000	-

Net Cash Provided by Investing Activities	75,000	-

Cash Flows from Financing Activities	-	-

Net Change in Cash	52,710	349
Cash at Beginning of Period	8,689	9,501
Cash at End of Period	$61,399	$9,850

 See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations– On December 22, 1997, Oldwebsites.com, Inc. (the “Company”) was organized under the laws of the State of Utah as a wholly-owned subsidiary of RecycleNet Corporation.

Basis of Presentation — The accompanying condensed financial statements have been prepared by Oldwebsites.com, Inc. and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

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

NOTE 2–RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company had advanced $75,000 to RecycleNet Corporation. This note receivable was due on demand, bore no interest, and was collected in February 2007.

Internet service provider (ISP) fees are billed on a monthly basis from Cooksmill NetSystems Inc. to the Company. Cooksmill NetSystems Inc. is owned 100% by the immediate family of the president of the Company. The ISP charges for each of the six months ended June 30, 2007 and 2006 were $4,500.

The Company has a merchant services agreement with a company related through common ownership. According to the terms of the agreement, the Company pays a servicing fee of 20% of the gross sales for the related party to bill customers and collect payments on behalf of the Company. Fees paid to the related party for the six months ended June 30, 2007 and 2006 were $156. and $1,251, respectively and are reported net of sales.

NOTE 3–STOCKHOLDERS’ EQUITY

At June 30, 2007 RecycleNet Corporation owned 100% of the Company’s shares, making the Company a wholly owned subsidiary of RecycleNet Corporation.

On June 6, 2007 RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc effective September 7, 2007.  The spin-off will be in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation will receive one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.

Oldwebsites.com, Inc. was formed by RecycleNet to undertake a different line of business from the business regularly engaged in by RecycleNet.  The Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

NOTE 4–BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of June 30, 2007 and 2006, there were no potentially issuable common shares.

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

Sales Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales Revenues	$1,368	$1,264	$2,176	$5,004

Sales revenues recorded for the three months ended June 30, 2007 of $1,368 have increased slightly from the $1,264 recorded during the similar period of 2006.  Deferred revenue results from Oldwebsite.com, Inc. online portal customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of June 30, 2007, the deferred revenue balance was $793 compared to the December 31, 2006 balance of $2,345.

Operating Expenses

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2007	2006	2007	2006

General and Administrative Expenses	$15,414	$2,393	$25,714	$4,655

General and Administrative Expenses increased to $15,414 in 2007 compared to the $2,393 recorded for the similar period of 2006, an increase of $13,021.  Increased expenses are directly related to professional fees associated with our SEC filings, trade show and conference attendance and allocation of labor charges.

Net Income (Loss) from Continuing Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NetIncome (Loss)	$(14,046)	$(1,129)	$(23,538)	$349

The net loss of $23,358 in 2007 is directly attributed to minimal sales activity while incurring expenses as mentioned above.

Liquidity and Capital Resources

	June 30,	December 31,
	2007	2006

Cash on Hand	$61,399	$8,689

The Company’s cash position recorded at June 30, 2007 of $61,399 has increased from the December 31, 2006 cash position of $8,689. This is a direct result of the repayment of the advance to RecycleNet Corporation of $75,000 in February 2007.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending or threatened litigation or proceedings against the Company.

ITEM 2.CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

Exhibit 3.1 (a) – Articles of Incorporation  - August 26, 1999

Exhibit 3.1 (b) – Articles of Incorporation  - December 28, 2006

Exhibit 3.1 (c) – Amendment of Name Change

Exhibit 31.1 – Certification of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act  of 2002

Exhibit 32.1 – Certification of the President and Director pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of the Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Item 8.01. Other Events – Announcement of resolution for pro-rata spin off of Oldwebsites.com, Inc.

Exhibit 20 - Consent Resolution dated June 6, 2007

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oldwebsites.com, Inc

Aug 14, 2007	/s/ James Roszel
James Roszel, President

Aug 14, 2007	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer