Form 10QSB/A
period 2007-06-30
Oldwebsites.com, Inc.
filed 2007-09-24
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-QSB.  [ X ]

Securities to be registered under Section 12(g) of the Act:  Common Shares No Par Value

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [ X ]

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

Exhibit 3.1 (a) – Articles of Incorporation  - August 26, 1999*

Exhibit 3.1 (b) – Articles of Incorporation  - December 28, 2006*

Exhibit 3.1 (c) – Amendment of Name Change*

Exhibit 31.1 – Certification of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act  of 2002

Exhibit 32.1 – Certification of the President and Director pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of the Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
* Previously filed

(b) Reports on Form 8-K.

Item 8.01. Other Events – Announcement of resolution for pro-rata spin off of Oldwebsites.com, Inc.

Exhibit 20 - Consent Resolution dated June 6, 2007

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oldwebsites.com, Inc

Spetember 24, 2007	/s/ James Roszel
James Roszel, President

Spetember 24, 2007	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer