Form 10QSB
period 2007-09-30
Oldwebsites.com, Inc.
filed 2007-11-14
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-QSB.  (x)

Securities to be registered under Section 12(g) of the Act:  Common Shares No Par Value

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [ x ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:
October 31, 2007 -  7,909,345

OLDWEBSITES.COM, INC.
FORM 10-QSB
QUARTER ENDED September 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$45,013	$8,689
Related party receivable	-	75,000

Total Assets	$45,013	$83,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$4,730	$-
Deferred revenue	145	2,345

Total Current Liabilities	4,875	2,345

Stockholders' Equity
Common shares - $0.00 par value; 100,000,000 shares authorized; 7,909,345 and 9,100,000 shares were issued and outstanding, respectively	131,927	131,927
Accumulated deficit	(91,789)	(50,583)

Total Stockholders' Equity	40,138	81,344

Total Liabilities and Stockholders' Equity	$45,013	$83,689

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Sales	$1,188	$496	$3,364	$5,500
Selling, general and administrative expenses	18,856	2,250	44,570	6,905
Net Loss	$(17,668)	$(1,754)	$(41,206)	$(1,405)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	8,802,336	9,100,000	8,999,688	9,100,000

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Nine Months Ended September 30,	2007	2006

Cash Flows From Operating Activities:
Net loss	$(41,206)	$(1,405)
Changes in assets and liabilities:
Accrued expenses	4,730	-
Deferred revenue	(2,200)	-

Net Cash Used In Operating Activities	(38,676)	(1,405)

Cash Flows From Investing Activities:
Collection of related party receivable	75,000	-

Net Cash Provided by Investing Activities	75,000	-

Cash Flows from Financing Activities	-	-

Net Change in Cash	36,324	(1,405)

Cash at Beginning of Period	8,689	9,501

Cash at End of Period	$45,013	$8,096

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations– On December 22, 1997, Oldwebsites.com, Inc. (the “Company”) was organized under the laws of the State of Utah as a wholly-owned subsidiary of RecycleNet Corporation, a reporting entity.  On June 6, 2007 RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  From the date of the spin-off, Oldwebsites.com, Inc. functions as its own fully reporting entity.

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

Internet service provider (ISP) fees are billed on a monthly basis from Cooksmill NetSystems Inc. to the Company. Cooksmill NetSystems Inc. is owned 100% by the immediate family of the president of the Company. The ISP charges for each of the nine months ended September 30, 2007 and 2006 were $6,750.

The Company has a merchant services agreement with a company related through common ownership. According to the terms of the agreement, the Company pays a servicing fee of 20% of the gross sales for the related party to bill customers and collect payments on behalf of the Company. Fees paid to the related party for the nine months ended September 30, 2007 and 2006 were $135 and $124, respectively and are reported net of sales.

NOTE 3–STOCKHOLDERS’ EQUITY

Oldwebsites.com, Inc. was formed by RecycleNet to undertake a different line of business from the business regularly engaged in by RecycleNet.  The Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

On June 6, 2007 RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 1,190,655 shares, were returned to the Oldwebsites.com, Inc. treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Oldwebsites.com, Inc. as of September 30, 2007 was 7,909,345.  From the date of the spin-off, Oldwebsites.com, Inc. now functions as its own fully reporting entity.

NOTE 4–BASIC AND DILUTED LOSS PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of September 30, 2007 and 2006, there were no potentially issuable common shares.

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

Sales Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales Revenues	$1,188	$496	$3,364	$5,500

Sales revenues recorded for the three months ended September 30, 2007 of $1,188 have increased slightly from the $496 recorded during the similar period of 2006.  Deferred revenue results from Oldwebsite.com, Inc. online portal customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of September 30, 2007, the deferred revenue balance was $145 compared to the December 31, 2006 balance of $2,345.

Operating Expenses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

General and Administrative Expenses	$18,856	$2,250	$44,570	$6,905

General and Administrative Expenses increased to $44,570 in 2007 compared to the $6,905 recorded for the similar period of 2006, an increase of $37,665.  Increased expenses are directly related to professional fees associated with our SEC filings, trade show and conference attendance and allocation of labor charges.

Net Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Loss	$(17,668)	$(1,754)	$(41,206)	$(1,405)

The net loss of $41,206 in 2007 is directly attributed to minimal sales activity while incurring expenses as mentioned above.

Liquidity and Capital Resources
	September 30,	December 31,
	2007	2006

Cash on Hand	$45,013	$8,689

The Company’s cash position recorded at September 30, 2007 of $45,013 has increased from the December 31, 2006 cash position of $8,689. This is a direct result of the repayment of the advance to RecycleNet Corporation of $75,000 in February 2007.

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

Oldwebsites.com, Inc

November 14, 2007	/s/ James Roszel
James Roszel, President

November 14, 2007	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer