Form 10QSB/A
period 2007-09-30
Oldwebsites.com, Inc.
filed 2008-03-10
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]    No [  ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:
October 31, 2007 -  7,909,345

OLDWEBSITES.COM, INC.
FORM 10-QSB/A
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Section and elsewhere in this Form 10-QSB/A regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements.  The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

Oldwebsites.com, Inc

March 10, 2008	/s/ James Roszel
James Roszel, President

March 10, 2008	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer