Form 10KSB
period 2007-12-31
Oldwebsites.com, Inc.
filed 2008-03-31
CIK 1391570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-QSB.  [X]

State issuer's revenues for its most recent fiscal year: $4,389

Securities to be registered under Section 12(g) of the Act:  Common Shares No Par Value

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]    No  [  ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: March 31, 2008 - 7,909,345

Oldwebsites.com, Inc.

INDEX

FORWARD LOOKING STATEMENTS

Oldwebsites.com, Inc. (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.

Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or “continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, our limited history of non-profitability, our dependence on a limited number of customers and key personnel, the need for additional financing and our dependence on certain industries. We are also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Oldwebsites.com, Inc. ("the Company") is a Utah corporation originally incorporated on August 26, 1999 as Fiberglass.com, Inc.

RecycleNet Corporation acquired the Company as a wholly owned subsidiary on January 2, 2001.

RecycleNet Corporation operates a buy/sell/trade exchange for anything that is scrap or used.  Fiberglass.com, Inc. has traditionally been focused on the composite materials industry with its Business-to-Business online portal.  Management identified that a category of used items that was a growing commodity that could be bought or sold was old websites and domain names.  On July 8, 2003, Fiberglass.com, Inc. created, within its portal business, a custom exchange to buy and sell old websites, www.oldwebsites.com

On February 16, 2007, the name of the Company was changed from Fiberglass.com, Inc. to Oldwebsites.com, Inc.

Subsequently, on June 6, 2007, RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. to its shareholders effective September 7, 2007.  As of the date of the spin-off, Oldwebsites.com, Inc. now functions as its own fully reporting entity.

Company History

Revenues to date in Oldwebsites.com, Inc. have been from the Business-to-Business online portal, which was focused on the composite materials industry.  The Company charges a monthly fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee.

In July 2003, the Company created within its portal business a custom exchange to buy and sell old websites and domain names, www.oldwebsites.com.

In 2007, the Company turned its focus on the operation and further development of this exchange while still continuing with its portal services for the composite materials industry as a secondary line of business.

Oldwebsites.com, Inc. owns and/or manages valuable intangible assets in the form of websites and domain names.  A list of websites and domain names owned and/or managed by the Company can be viewed on the website www.oldwebsites.com/cgi-bin/ex_ow_view.cgi in the domain name exchange.

Mission

Oldwebsites.com, Inc. will now focus on operating its exchange for buying and selling old websites and domain names.   The Company anticipates capturing revenue by charging a percentage of the value of the websites or domain names sold in the exchange.

Oldwebsites.com, Inc. will offer services to grow organic and natural search traffic to the websites listed in the exchange.  The Company believes that the true value of a website is in the traffic it generates.  Websites that utilize the exchange will be monetized using the services available to the Company.

The Company's marketing strategy is designed to strengthen and increase traffic to the websites listed in the oldwebsites.com exchange.

The Company currently uses contextual advertising and affiliate marketing on its websites to realize the value of Internet traffic.  These services include pay-per-click advertising, pay-per-call advertising, pay-per-lead advertising, banner advertising, lead generation services, and affiliate content advertising. The Company will apply these monetization services to the websites listed in the oldwebsites.com exchange.

Growth of Our Exchange

The business plan being developed and implemented by Oldwebsites.com, Inc. is now focusing on the custom development of websites with a 3 to 5 year time sale horizon.  Oldwebsites.com is geared towards sellers who are interested in developing and generating more traffic for their existing website before selling.  The Company anticipates capturing revenue by charging a percentage of the value of the websites or domain names sold in the exchange.

The Company has no one customer that the loss of would have a material adverse impact to the Company.

Competition

Aggregation of Internet traffic is universally competitive.  There are numerous domain name exchanges in today’s marketplace.  Oldwebsites.com, Inc. feels that it is unique, as it will not be trying to acquire mass numbers of domains but selecting strategic pre-existing websites for development of traffic and to groom them for maximum growth for sale.

An example of a Company in a similar line of business is NameMedia, Inc. which operates www.afternic.com and www.BuyDomains.com, selling domain names.

Marketing

The Company's marketing strategy is designed to strengthen and increase traffic to the websites listed in the oldwebsites.com exchange.

The Company’s marketing strategy consists of Internet advertising, trade show participation, and strategic alliances with other media and related companies and organizations.

EFFECT OF GOVERNMENTAL REGULATIONS

The Company is unaware of any existing or probable government regulations that would have any material negative impact on our business.

The Company is a "reporting company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-KSB, 10-QSB, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

REPORTS TO SECURITY HOLDERS

The Company intends to prepare and deliver to its security holders an annual report each year, which will include audited financial statements.

EMPLOYEES

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Inter-Continental Recycling is owned by the immediate family of one of the Company’s Directors. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter- Continental.

The average monthly invoice from Inter-Continental to the Company approximates $3,810 and pays for services for 1 full-time employee of Inter-Continental utilized by the Company. The Company is invoiced for the salary as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which are deductions mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Company does not currently own any operating facilities.  The Company’s corporate offices are located at 175 East 400 South, Suite 900, Salt Lake City, Utah.  The Company also maintains shared office space at 7 Darren Place, Guelph, Ontario, Canada. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities. The Company believes that the nature of its business coupled with computer networking technology will allow and support future employees of the Company working from remote locations outside of the Company's current (or future) facilities.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2007.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company has authorized 150,000,000 common shares. There are no provisions in the Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued.

At this time the Company is not publicly traded.  As of December 31, 2007, the number of shareholders of record of the Company’s common shares was 706.  The Company has not declared or paid any cash dividends.  It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

RECENT SALES OF UNREGISTERED SECURITIES

No offers or sales have been made by the Company during the year ended December 31, 2007 and none are intended at the present time.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

OVERVIEW

Revenue to date in the Company has been from online portal services, focusing on the composite materials industry.  Fees for services provided to the customers are charged on a monthly or pay per use basis.

In July 2003, the Company created within its portal business a custom exchange to buy and sell old websites and domain names, www.oldwebsites.com.  In 2007, the Company turned its focus on the operation and further development of this exchange while still continuing with its portal services for the composite materials industry as a secondary line of business.

The Company’s focus is now on the custom development of websites within the exchange with a 3 to 5 year time sale horizon.  Oldwebsites.com is geared towards sellers who are interested in developing and generating more traffic for their existing website through the services offered by the Company in the form of organic growth and natural search traffic before selling.  The Company believes that the true value of a website is in the traffic it generates.

The Company anticipates capturing revenue by charging a percentage of the value of the websites or domain names sold in the exchange.

Advertising trends show an increase of advertising dollars being spent on the Internet and a decrease being spent in traditional markets.  The Company believes that the existing traffic and the traffic we will be able to acquire can be monetized.

RESULTS OF OPERATIONS

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

SALES REVENUES

	2007	2006

Sales Revenues	$4,400	$7,200

The Sales revenue for the year ended December 31, 2007 of $4,400 reflected a $2,800 decrease over the same period of 2006, a 38.9% decrease. These results reflect the refocusing of the Companies overall business model to the operation and further development of the custom exchange to buy and sell old websites and domain names, instead of the online portal sales.

OPERATING EXPENSES

	2007	2006

OPERATING EXPENSES	$68,000	$9,200

Operating Expenses increased in 2007 over 2006 by $58,800. During 2007, the Company incurred increases in expenses such as office and administration of $3,500, legal and accounting fees of $22,000, advertising and promotion of $4,000, and salaries of $26,700.

Management is allocating its cash on continued development of our website and continues to participate in Regional Trade Shows and Conventions. We feel that this continuing exposure in the marketplace is in the best interest of the Company.

NET INCOME

	2007	2006

Net Loss	$(63,600)	$(1,900)

The Net Loss of $63,600 in 2007 is directly attributed to minimal sales activity while incurring expenses as mentioned above.

CASH POSITION

The Company’s cash position at December 31, 2007 of $25,000 has increased from the December 31, 2006 balance of $8,700. In February 2007, RecycleNet Corporation repaid its $75,000 total indebtedness. However, the operations as presented above recorded a $63,600 loss, contributing directly to the consumption of a large portion of the cash position.

ADVANCES TO RELATED PARTY

As of December 31, 2006, the Company had advanced $75,000 to RecycleNet Corporation. This note receivable was due on demand, bore no interest, and was re-paid to Oldwebsites.com, Inc. in February 2007.

DEFERRED REVENUE

Deferred revenue results from customers who pay for services in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes sales revenue in each subsequent month in proportion to which services are provided. As of December 31, 2007, deferred revenue amounted to $0 compared with the $2,345 at December 31, 2006.

MARKETING

The Company's marketing strategy is designed to strengthen and increase traffic to the websites listed in the oldwebsites.com exchange.

The Company’s marketing strategy consists of Internet advertising, trade show participation, and strategic alliances with other media and related companies and organizations.

FUTURE PLANS FOR EXPANSION

The Company plans to continue to sell and support its existing line of information technology products and services within its Internet Portal services business segment and to continue to develop its custom exchange to buy and sell old websites and domain names.

It is management's opinion that its current commercially developed products and services in its Internet Portal services business segment has been tested, refined and accepted by the industry at large. The Company will continue, with the feedback of its existing customer base, to develop and bring to market additional information technology products and services. The Company intends to continue to increase the market's awareness of the Company's products and services.

ITEM 7. FINANCIAL STATEMENTS

Oldwebsites.com, Inc.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Oldwebsites.com, Inc.

We have audited the balance sheets of Oldwebsites.com, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oldwebsites.com, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operating losses, negative cash flows from operations, accumulated deficit and minimal sales raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 27, 2008

OLDWEBSITES.COM, INC
BALANCE SHEETS

December 31,	2007	2006
ASSETS
Current Assets
Cash	$25,026	$8,689
Related party receivable	-	75,000
Total Assets	$25,026	$83,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$7,300	$-
Deferred revenue	-	2,345
Total Current Liabilities	7,300	2,345

Stockholders' Equity
Common shares - $0.00 par value; 150,000,000 shares authorized; 7,909,345 and 9,100,000 shares issued and outstanding, respectively	131,927	131,927
Accumulated deficit	(114,201)	(50,583)
Total Stockholders' Equity	17,726	81,344
Total Liabilities and Stockholders' Equity	$25,026	$83,689

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
STATEMENTS OF OPERATIONS

For the Year Ended December 31,	2007	2006
Sales	$4,389	$7,197
Selling, general and administrative expenses	68,007	9,188
Net Loss	$(63,618)	$(1,991)

Basic and Diluted Loss Per Common Share	$(0.01)	$-
Weighted-Average Common Shares Outstanding	8,724,862	9,100,000

OLDWEBSITES.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

	Common Shares		Accumulated	Total Stockholders'
	Shares	Amount	Deficit	Equity
Balance - December 31, 2005	9,100,000	$131,927	$(48,592)	$83,335

Net loss for the year ended December 31, 2006	-	-	(1,991)	(1,991)

Balance - December 31, 2006	9,100,000	131,927	(50,583)	81,344

Return of shares from spin-off of Corporation September 7, 2007; at cost	(1,190,655)	-	-	-

Net loss for the year ended December 31, 2007	-	-	(63,618)	(63,618)
Balance - December 31, 2007	7,909,345	$131,927	$(114,201)	$17,726

The accompanying notes are an integral part of these financial statements.

Oldwebsites.com, Inc.
STATEMENTS OF CASH FLOWS

For The Year Ended December 31,	2007	2006
Cash Flows From Operating Activities:
Net loss	$(63,618)	$(1,991)
Changes in assets and liabilities:
Accrued expenses	7,300	-
Deferred revenue	(2,345)	1,179
Net Cash Used In Operating Activities	(58,663)	(812)

Cash Flows From Investing Activities:
Collection of related party receivable	75,000	-
Net Cash Provided by Investing Activities	75,000	-

Cash Flows from Financing Activities	-	-

Net Change in Cash	16,337	(812)
Cash at Beginning of Period	8,689	9,501
Cash at End of Period	$25,026	$8,689

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the financial position of Oldwebsites.com, Inc. (the Company) and the results of the operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Business Condition – The Company has an accumulated deficit, negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company believes that the shift in the focus of the operations will be sufficient to fund its ongoing operations. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Values of Financial Instruments - Due to their near-term nature, the amounts reported as cash, related party receivable, accrued expenses and deferred revenue are considered to be reasonable approximations of their fair values.

Revenue Recognition - Revenue from services are recognized as the services are provided. Revenues from the internet portal services business are derived from individual custom packages that include any combination of the following services: subscription fees, HTML linking services, advertising, and web page construction. The Company charges a per-client, per-month repetitive service fee, regardless of the services provided. With respect to the Internet portal sites that facilitate e-commerce trading, the Company only charges a monthly fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee.

Oldwebsites.com, Inc., operates an exchange for buying and selling old websites and domain names.  The Company anticipates capturing revenue from this portion of its business by charging a percentage of the value of the websites or domain names sold in the exchange.

Oldwebsites.com, Inc. currently uses contextual advertising and affiliate marketing on its websites to realize the value of Internet traffic.  These services include pay-per-click advertising, pay-per-call advertising, pay-per-lead advertising, banner advertising, lead generation services, and affiliate content advertising. The Company will apply these monetization services to the websites listed in the oldwebsites.com exchange.

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $3,990 and $0 respectively.

Income Taxes — The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled.  Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Basic And Diluted Loss Per Common Share — Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive.  At December 31, 2007 and 2006, the Company had no issuable common shares.

NOTE 2-RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company had advanced $75,000 to RecycleNet Corporation. This note receivable was due on demand, bore no interest, and was re-paid to the Company in February 2007.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of one of the directors of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter- Continental.  The management/staff charges for the years ended December 31, 2007 and 2006 were $26,675 and $0, respectively.

Internet service provider (ISP) fees are billed on a monthly basis from Cooksmill NetSystems Inc. to the Company. Cooksmill NetSystems Inc. a wholly-owned subsidiary of Inter-Continental Recycling Inc. a company that is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family. The ISP charges for each of the years ended December 31, 2007 and 2006 were $9,000.

The Company has a merchant services agreement with RecycleNet Corporation, the former parent Company. According to the terms of the agreement, the Company pays a servicing fee of 20% of the gross sales for the related party to bill customers and collect payments on behalf of the Company. Fees paid to the related party for the years ended December 31, 2007 and 2006 were $396 and $2,094, respectively and are reported net of sales.

The Company has office space in a facility owned by the family of the President of the Company.

NOTE 3-STOCKHOLDERS' EQUITY

The Company is authorized to issue 150,000,000 common shares with no par value.

On June 6, 2007 RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 1,190,655 shares, was returned to the company.   The balance of issued and outstanding shares of Oldwebsites.com, Inc. as of December 31, 2007 is 7,909,345.

NOTE 4-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2007 and 2006:

For the Years Ended December 31,	2007	2006

Operating loss carry forwards	$40,686	$16,957
Less: Valuation allowances	(40,686)	(16,957)

Net Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2007 and 2006.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax loss with the provision for income taxes for the years ended December 31:

For the Years Ended December 31,	2007	2006
Tax benefit at statutory rate (34%)	$(21,630)	$(677)
Change in deferred tax asset valuation allowance	23,729	743
Other	(2,099)	(66)

Net Income Tax Expense	$-	$-

The Company has U.S. federal operating loss carry forwards of $109,078 that expire from 2019 through 2023. The use of U.S. operating loss carry forwards are limited and may not be available to offset future income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There are currently no disagreements or changes pending with the Company’s accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

James Roszel (Note 1)	26	Chairman of the Board, President	08/99 to Present

Paul Roszel (Note 1)	50	Director	08/99 to Present

Terrence Millie	30	Director	08/99 to Present

Richard Ivanovick, C.A	67	Chief Financial Officer	08/99 to Present

(Note 1)  James Roszel is the son of Paul Roszel

For the past eight years James Roszel has been responsible for the ongoing marketing, and participated in business development, of RecycleNet Corporation.  James Roszel has been the President and a Director of Oldwebsites.com, Inc., formerly Fiberglass.com, Inc., since its inception.

For the past eight years Paul Roszel has been responsible for the ongoing development and promotion of RecycleNet Corporation.  Mr. Roszel is the founding director, Chairman of the Board and President, of RecycleNet Corporation.  Mr. Roszel has over 30 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

For the past eight years Terrence Millie has been involved in the development of Oldwebsites.com, Inc. formerly Fiberglass.com, Inc. He has also been involved in the development of RecycleNet Corporation and of Scrap China Corporation, a former wholly owned subsidiary of RecycleNet Corporation.

Richard R. Ivanovick C.A. joined the Company in August 1999 as the Chief Financial Officer.  For the past 30 years, Richard R. Ivanovick C.A. has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, in the Guelph, Ontario area.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Section 16-10a-901 through 909 of the Utah Revised Business Corporation Act authorizes a corporation's board of directors or a court to award indemnification to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred, including counsel fees)arising under the Securities Act of 1933. A director of a corporation may only be indemnified if: (1) the conduct was in good faith; and (2) the director reasonably believed that the conduct was in or not opposed to the corporation's best interest; and (3) in the case of any criminal proceeding, the director had no reasonable cause to believe the conduct was unlawful. A corporation may not indemnify a person under the Utah Act unless and until the corporation's board of directors has determined that the applicable standard of conduct set forth above has been met.

The Company's Articles of Incorporation do not provide for any additional or different indemnification procedures other than those provided by the Utah Act, nor has the Company entered into any indemnity agreements with its current directors and officers regarding the granting of other or additional or contractual assurances regarding the scope of the indemnification allowed by the Utah Act. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims or indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2007 and 2006 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary

James Roszel, President & Chairman	2007	$26,675
	2006	$NIL

Paul Roszel, Director	2007	$NIL
	2006	$NIL

Terrence Millie, Director	2007	$NIL
	2006	$NIL

Richard R. Ivanovick, CFO	2007	$NIL
	2006	$NIL

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title of Class	Name & Address of Beneficial Owner	Amount, Nature & Percentage of Beneficial Ownership

Common	Cooksmill NetSystems, Inc. (Note 1) 7 Darren Place Guelph, Ontario Canada	3,982,113 shares (voting) 50.35%

Common	James Roszel 7 Darren Place Guelph, Ontario Canada	92,348 shares (voting) 1.17%

Common	Paul Roszel (Note 1) 7 Darren Place Guelph, Ontario Canada	242,066 shares (voting) 3.06%

Common	Terrence Millie D-801 Sheng Xin Da Di Beijing, China	158,678 shares (voting) 2.01%

Common	Richard R. Ivanovick C.A. 23 Cottontail Place Cambridge, Ontario Canada	410,563 shares (voting) 5.19%

Note (1) Cooksmill NetSystems Inc. is a wholly-owned subsidiary of Inter-Continental Recycling Inc. a company that is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement with Inter-Continental Recycling, Inc., an Ontario Corporation with its head office address at 7 Darren Place, Guelph Ontario. Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel and his immediate family. Inter-Continental Recycling Inc. operates a pool of qualified personnel, working on development projects, computer programming updates and sales activities for various companies.  From this pool of personnel, Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs.

Oldwebsites.com, Inc. is billed $750 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

Cooksmill NetSystems, Inc. a wholly-owned subsidiary of Inter-Continental Recycling Inc. a company that is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family owns 3,982,113 common shares of Oldwebsites.com, Inc.

Mr. Paul Roszel, through his holdings, controls the majority of the shares in Oldwebsites.com, Inc.

Paul Roszel is the CEO and founding director of RecycleNet Corporation, the former parent Company of Oldwebsites.com, Inc.  James Roszel is the son of Paul Roszel.

There are no other transactions during 2007, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

Officers, directors and greater than 5% shareholders of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

PROMOTERS OF THE COMPANY

The promoter of the Company is Mr. Paul Roszel. Mr. Roszel is the founding Director and CEO of RecycleNet Corporation, the parent company of Oldwebsites.com, Inc.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 150,000,000 common shares with no par value of which 7,909,345 common shares were issued and outstanding at December 31, 2007.

On June 6, 2007, RecycleNet Corporation, the former parent Company announced a pro-rata spin-off of all shares of Oldwebsites.com, Inc. to its shareholders effective September 7, 2007.

The common shareholders of RecycleNet received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet common stock.  The Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

As of the date of the spin-off, Oldwebsites.com, Inc. now functions as its own fully reporting entity.

There are no provisions in the amended Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued and the Company does not contemplate issuing any in the near future.

ITEM 13. EXHIBITS

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
* Previously filed

(b) Reports on Form 8-K.

Item 8.01. Other Events – Announcement of resolution for pro-rata spin off of Oldwebsites.com, Inc.

Exhibit 20 - Consent Resolution dated June 6, 2007

ITEM 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell P.C. served as the Company’s independent accountants for the year ended December 31, 2007 and are expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell P.C. for the year ended December 31, 2007 are summarized as follows:

2007
Audit	$12,500
Audit related	–
Tax	1,300
All other	–

Total	$14,300

Audit Fees.  Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements and review of and preparation of consents for registration statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

Audit Committee Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Audit Committee has the authority to grant pre-approvals of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oldwebsites.com, Inc.

March 31, 2008

BY: /s/ James Roszel
      James Roszel, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008

BY: /s/ James Roszel
      James Roszel, President

March 31, 2008

BY: /s/ Richard R. Ivanovick
      Richard R. Ivanovick, C.A., CFO