Form 10-Q
period 2008-03-31
Oldwebsites.com, Inc.
filed 2008-05-15
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-52546

Oldwebsites.com, Inc.
________________________________
(Name of Small business Issuer in its charter)

Utah	98-0212805
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.oldwebsites.com
(Web Address)

(Copies to:)
Steve Taylor, 175 East 400 South, Suite 900 Salt Lake City, Utah, 84111 801 578-3283

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ( x )    No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( x )

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes ( x )   No  (  )

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:    May 14, 2008  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED MARCH  31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$12,464	$25,026
Total Assets	$12,464	$25,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$10,380	$7,300
Total Current Liabilities	10,380	7,300
Stockholders' Equity
Common shares - $0.00 par value; 150,000,000 shares authorized;
7,909,345 shares were issued and outstanding, respectively	131,927	131,927
Accumulated deficit	(129,843)	(114,201)
Total Stockholders' Equity	2,084	17,726
Total Liabilities and Stockholders' Equity	$12,464	$25,026

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

For The Three Months Ended March 31,	2008	2007
Sales	$1,307	$808
Selling, general and administrative expenses	16,949	10,300
Net Loss	$(15,642)	$(9,492)

Basic and Diluted Loss Per Common Share	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	9,100,000

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Three Months Ended March 31,	2008	2007
Cash Flows From Operating Activities:
Net loss	$(15,642)	$(9,492)
Changes in assets and liabilities:
Accrued expenses	3,080	8,050
Deferred revenue	-	(684)
Net Cash Used In Operating Activities	(12,562)	(2,126)

Cash Flows From Investing Activities:
Collection of related party receivable	-	75,000
Net Cash Provided by Investing Activities	-	75,000

Cash Flows From Finanicing Activities	-	-
Net Change in Cash	(12,562)	72,874
Cash at Beginning of Period	25,026	8,689
Cash at End of Period	$12,464	$81,563

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Oldwebsites.com, Inc. ("the Company") is a Utah corporation originally incorporated on August 26, 1999 as Fiberglass.com, Inc.

Fiberglass.com, Inc. had traditionally been focused on the composite materials industry with its Business-to-Business online portal. Management identified that a category of used items that was a growing commodity that could be bought or sold was old websites and domain names.  On July 8, 2003, Fiberglass.com, Inc. created, within its portal business, a custom exchange to buy and sell old websites, www.oldwebsites.com. On February 16, 2007, the name of the Company was changed from Fiberglass.com, Inc. to Oldwebsites.com, Inc.

RecycleNet Corporation acquired the Company as a wholly owned subsidiary on January 2, 2001. On June 6, 2007, RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. to its shareholders effective September 7, 2007.  As of the date of the spin-off, Oldwebsites.com, Inc. now functions as its own fully reporting entity.

Basis of Presentation — The accompanying condensed financial statements have been prepared by Oldwebsites.com, Inc. and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements.  The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them),  the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

NOTE 2–RELATED PARTY TRANSACTIONS

As of December 31, 2006 the Company had advanced $75,000 to RecycleNet Corporation. This note receivable was due on demand, bore no interest, and was collected in February 2007.

The Company has an agreement with Inter-Continental Recycling, Inc. and it’s wholly-owned subsidiary Cooksmill Netsystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the three months ended March 31, 2008 and 2007 were $2,250 and $2,250, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter-Continental.  The management/staff charges for the period ended March 31, 2008 and 2007 were $11,332 and $0, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill Netsystems, Inc. will pay the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

NOTE 3–STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares with no par value.

On June 6, 2007 RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 1,190,655 shares, were returned to the Company at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Oldwebsites.com, Inc. as of March 31, 2008 and 2007 is 7,909,345, respectively.

From the date of the spin-off, Oldwebsites.com, Inc. now functions as its own fully reporting entity.

NOTE 4–BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of March 31, 2008 and 2007, there were no potentially issuable common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Section and elsewhere in this Form 10-Q regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements.  The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Overview

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

Results of Operations

Organization and Nature of Operations — Oldwebsites.com, Inc., formerly Fiberglass.com, operates an exchange for buying and selling old web sites and domain names.  The Company anticipates capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange. On February 16, 2007, the Company changed its name from Fiberglass.com, Inc. to Oldwebsites.com, Inc.

Oldwebsites.com, Inc. offers services to grow organic and natural search traffic to the web sites listed in the exchange.  The Company believes that the true value of a web site is in the traffic it generates.  Web sites that utilize the exchange will be monetized using the services available to the Company.

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

Business Condition - Historically, revenue in Oldwebsites.com, Inc. has been from its online portal services, which focused on the composite materials industry.  The Company charged a monthly or annual fee for services that were provided to customers. The Company did not charge sellers or buyers a percentage of the value of their transactions nor did the Company charge a back-end fee. The Company will continue to offer these portal services.

The Company has engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Cooksmill Netsystems, Inc. will pay the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

Oldwebsites.com, Inc. is now primarily focusing on operating its exchange for buying and selling old web sites and domain names.   This is through the custom development of websites with a 3 to 5 year time sale horizon.  Oldwebsites.com is geared towards sellers who are interested in developing and generating more traffic for their existing website before selling.  The Company anticipates capturing revenue by charging a percentage of the value of the websites or domain names sold in the exchange.  The Company anticipates capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange.

The Company has accumulated deficits, negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company believes that the shift in the focus of the operations will be sufficient to fund its ongoing operations. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Sales Revenues

	For the Three Months Ended
	March 31,
	2008	2007

Sales Revenues	$1,300	$800

Sales revenues recorded for the three months ended March 31, 2008 of $1,300 have increased $500 from the $800 recorded during the similar period of 2007. The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. at the beginning of the first quarter of 2008.  Due to the income generated by this affiliate agreement, sales increased in 2008 in comparison to the sales recorded from portal sales only in 2007.

Operating Expenses
	For the Three Months Ended
	March 31,
	2008	2007

Selling, General and Administrative Expenses	$16,950	$10,300

Selling, General and Administrative Expenses increased to $16,950 in 2008 compared to the $10,300 recorded for the similar period of 2007, an increase of $6,650.

Increased expenses are directly related to the cost of one employee.  All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter-Continental.  The management/staff charges for the period ended March 31, 2008 and 2007 were $11,332 and $0, respectively.

 Net Loss
	For the Three Months Ended
	March 31,
	2008	2007

Net Loss	$(15,600)	$(9,500)

The net quarterly loss of $15,600 in 2008 is directly attributed to minimal sales activity while incurring expenses as mentioned above.

Liquidity and Capital Resources
	March 31,	December 31,
	2008	2007

Cash on Hand	$12,500	$25,000

The Company’s cash position recorded at March 31, 2008 of $12,500 has decreased from the December 31, 2007 cash position of $25,000. This is directly attributed to minimal sales activity while incurring expenses as mentioned above.

On April 15, 2008 FINRA (Financial Industry Regulatory Authority) cleared the request for an unpriced quotation on the OTC Bulletin Board for Oldwebsites.com, Inc common stock.  The stock symbol for Oldwebsites.com, Inc. is “OLDW”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls: We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures

Conclusion: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

a) Exhibits.

Exhibit 3.1 (a) – Articles of Incorporation  - August 26, 1999

Exhibit 3.1 (b) – Articles of Incorporation  - December 28, 2006

Exhibit 3.1 (c)  -Amendment of Name Change

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

Oldwebsites.com, Inc

May 15, 2008	/s/ Jamie Roszel
Jamie Roszel, President

May 15, 2008	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer