Form 10-Q
period 2008-06-30
Oldwebsites.com, Inc.
filed 2008-08-14
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2008

OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM  ___________ TO __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes( x )No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
Large Accelerated Filer	( )	Accelerated Filer	( )
Non-Accelerated Filer	( )	Smaller Reporting Company	( x )

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes ( x )   No  ( )

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:    August 14, 2008  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED June 30, 2008

PART I  – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$9,989	$25,026
Total Assets	9,989	25,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	7,030	7,300
Loan payable to related party	20,000	-
Total Current Liabilities	27,030	7,300
Stockholders' Equity (Deficit)
Common shares - $0.00 par value; 100,000,000 shares
authorized; 7,909,345 shares issued and outstanding	131,927	131,927
Accumulated deficit	(148,968)	(114,201)
Total Stockholders' Equity (Deficit)	(17,041)	17,726
Total Liabilities and Stockholders' Equity (Deficit)	$9,989	$25,026

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Sales	$2,241	$1,368	$3,548	$2,176
Selling, general and administrative expenses	21,366	15,414	38,315	25,714
Net Loss	$(19,125)	$(14,046)	$(34,767)	$(23,538)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	9,100,000	7,909,345	9,100,000

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Six Months Ended June 30,	2008	2007
Cash Flows From Operating Activities:
Net loss	$(34,767)	$(23,538)
Changes in assets and liabilities:
Accrued expenses	(270)	2,800
Deferred revenue	-	(1,552)
Net Cash Used In Operating Activities	(35,037)	(22,290)

Cash Flows From Investing Activities:
Collection of related party receivable	-	75,000
Net Cash Provided by Investing Activities	-	75,000

Cash Flows From Financing Activities:
Loan payable to related party	20,000	-
Cash Flows from Financing Activities	20,000	-
Net Change in Cash	(15,037)	52,710
Cash at Beginning of Period	25,026	8,689
Cash at End of Period	$9,989	$61,399

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1– ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Business Condition — The Company has accumulated deficits, negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern. The Company believes that the shift in the focus of the operations will be sufficient to fund its ongoing operations. Success in these efforts is not assured. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our financial statements.  The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its financial statements, if any, that may result upon the adoption of SFAS 161.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effects on its financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

NOTE 2– RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company had advanced $75,000 to RecycleNet Corporation. This note receivable was due on demand, bore no interest, and was collected in February 2007.

The Company has an agreement with Inter-Continental Recycling, Inc. and it’s wholly owned subsidiary, Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such, Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.

As of June 30, 2008, the Company received a loan of $20,000 from Cooksmill NetSystems, Inc. This note payable is due on demand and bears no interest.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the six months ended June 30, 2008 and 2007 were $4,500 and $4,500, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees as does Inter-Continental.  The management/staff charges for the period ended June 30, 2008 and 2007 were $19,319 and $3,669, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. will pay the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares with no par value.

On June 6, 2007 RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 1,190,655 shares, were returned to the Company at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Oldwebsites.com, Inc. as of June 30, 2008 is 7,909,345.

From the date of the spin-off, Oldwebsites.com, Inc. functions as its own fully reporting entity.

NOTE 4 – BASIC AND DILUTED LOSS PER COMMON SHARE

At June 30, 2008 and 2007, the Company had no common stock equivalents outstanding.

(BASIC/DILUTED EPS)
	For the six months ended
	June 30,
	2008	2007

Weighted-average number of common shares used in basic
loss per common share calculation	7,909,345	9,100,000

Weighted-average number of common shares and dilutive
potential common shares used in diluted loss per
common share calculation	7,909,345	9,100,000

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

Sales Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales Revenues	$2,200	$1,400	$3,600	$2,200

Sales revenues recorded for the six months ended June 30, 2008 of $3,600 have increased $1,400 from the $2,200 recorded during the similar period of 2007. The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. at the beginning of the first quarter of 2008.  Due to the income generated by this affiliate agreement, sales increased in 2008 in comparison to the sales recorded from portal sales only in 2007.

Operating Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

General and Administrative Expenses	$21,400	$15,400	$38,300	$25,700

General and Administrative Expenses increased to $38,300 in 2008 compared to the $25,700 recorded for the similar period of 2007, an increase of $12,600.

Increased expenses are related to the cost of one employee and attendance to a trade conference.  All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee as does Inter-Continental.  The management/staff charges for the period ended June 30, 2008 and 2007 were $19,319 and $3,669, respectively.

Net Loss

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Loss	$(19,100)	$(14,000)	$(34,800)	($23,500)

The net quarterly loss of $19,100 in 2008 is directly attributed to minimal sales activity while incurring expenses as mentioned above. For the six month period of this year, a $34,800 operating loss was recorded in comparison to the $23,500 loss of 2007, an increased loss of $11,300. As discussed above, year to date sales have increased slightly by $1,400 and expenses for the same period also increase by $12,600, both contributing to this year to date result.  Management is monitoring expenses closely to re-establish its level of expenditure or "right sizing" its expenses to revenues.

Liquidity and Capital Resources
	March 31,	December 31,
	2008	2007

Cash on Hand	$10,000	$25,000

The Company’s cash position recorded at June 30, 2008 of $10,000 has decreased from the December 31, 2007 cash position of $25,000. This is directly attributed to minimal sales activity and the receipt of a loan of $20,000 from Cooksmill NetSystems, Inc, while incurring expenses as mentioned above.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

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

Oldwebsites.com, Inc

August 14, 2008
James Roszel, President

August 14, 2008
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer