Form 10-Q
period 2008-09-30
Oldwebsites.com, Inc.
filed 2008-11-14
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED:  September 30, 2008

OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM  _________ TO __________

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:    November 14, 2008  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED September 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$8,015	$25,026
Prepaids	5,050	-
Total Assets	13,065	25,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	4,280	7,300
Loan payable to related party	30,000	-
Total Current Liabilities	34,280	7,300
Stockholders' Equity (Deficit)
Common shares - $0.00 par value; 150,000,000 shares
authorized; 7,909,345 shares issued and outstanding	131,927	131,927
Accumulated deficit	(153,142)	(114,201)
Total Stockholders' Equity (Deficit)	(21,215)	17,726
Total Liabilities and Stockholders' Equity (Deficit)	$13,065	$25,026

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Sales	$2,042	$1,188	$5,590	$3,364
Selling, general and administrative expenses	6,216	18,856	44,531	44,570
Net Loss	$(4,174)	$(17,668)	$(38,941)	$(41,206)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	8,802,336	7,909,345	8,999,688

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Nine Months Ended September 30,	2008	2007
Cash Flows From Operating Activities:
Net loss	$(38,941)	$(41,206)
Changes in assets and liabilities:
Prepaids	(5,050)
Accrued expenses	(3,020)	4,730
Deferred revenue	-	(2,200)
Net Cash Used in Operating Activities	(47,011)	(38,676)

Cash Flows From Investing Activities:
Collection of related party receivable	-	75,000
Net Cash Provided by Investing Activities	-	75,000

Cash Flows From Financing Activities:
Proceeds from loan payable to related party	30,000	-
Cash Flows Provided by Financing Activities	30,000	-
Net Change in Cash	(17,011)	36,324
Cash at Beginning of Period	25,026	8,689
Cash at End of Period	$8,015	$45,013

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

Business Condition - The Company has accumulated deficits, negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company believes that the shift in the focus of the operations will be sufficient to fund its ongoing operations. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

As of September 30, 2008, the Company has received a loan of $30,000 from Cooksmill NetSystems, Inc. This note payable is due on demand and bears no interest.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the nine months ended September 30, 2008 and 2007 were $6,750 and $6,750, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees as does Inter-Continental.  The management/staff charges for the nine months ended September 30, 2008 and 2007 were $19,319 and $14,995, respectively.

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

On June 6, 2007, RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 1,190,655 shares, were returned to the Company at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Oldwebsites.com, Inc. as of June 30, 2008 is 7,909,345.

From the date of the spin-off, Oldwebsites.com, Inc. functions as its own fully reporting entity.

NOTE 4–BASIC AND DILUTED LOSS PER COMMON SHARE

At September 30, 2008 and 2007, the Company had no common stock equivalents outstanding.

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

Sales Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales Revenues	$2,000	$1,200	$5,600	$3,400

Sales revenues recorded for the nine months ended September 30, 2008 of $5,600 have increased $2,200 from the $3,400 recorded during the similar period of 2007. The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. at the beginning of the first quarter of 2008.  Due to the income generated by this affiliate agreement, sales increased in 2008 in comparison to the sales recorded from portal sales only in 2007.

Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

General and AdministrativeExpenses	$6,200	$18,800	$44,500	$44,600

General and Administrative Expenses for the nine months ended September 30, 2008 have remained on par compared to the similar period of 2007.

The decrease of expenses in the quarter ending September 30, 2008 in comparison to the previous same period in 2007 can be directly attributed to the cost of one employee.  All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee as does Inter-Continental.  The management/staff charges for the nine months ended September 30, 2008 and 2007 were $19,319 and $14,995, respectively.

Net Loss
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Loss	$(4,200)	$(17,700)	$(39,000)	$(41,200)

The net quarterly loss of $4,200 in 2008 is directly attributed to minimal sales activity while incurring expenses as mentioned above. For the nine month period of this year, a $39,000 operating loss was recorded in comparison to the $41,200 loss of 2007, a decreased loss of $2,200. As discussed above, year to date sales have increased slightly by $2,200 and expenses for the same period have remained at par, both contributing to this year to date result.  Management is monitoring expenses closely to re-establish its level of expenditure or "right sizing" its expenses to revenues.

Liquidity and Capital Resources
	September 30,	December 31,
	2008	2007

Cash on Hand	$8,015	$25,026

The Company’s cash position recorded at September 30, 2008 of $8,015 has decreased from the December 31, 2007 cash position of $25,026.

This reduction in cash is the direct result of the Company having minimal sales activity while incurring the expenses mentioned above.

As of September 30, 2008, the Company received a loan of $30,000, from Cooksmill NetSystems Inc.  This loan was to allow the Company to pay for expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oldwebsites.com, Inc

November 14, 2008
James Roszel, President

November 14, 2008
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer