Form 10-K
period 2008-12-31
Oldwebsites.com, Inc.
filed 2009-03-31
CIK 1391570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes (  )    No ( x )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes (  )    No (x )

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ( x )    No(  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Acclerated Filer ( )	Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [ ]

As at June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.18 and $0.18 respectively, namely $0.18 x 4,885,767 common shares outstanding was $879,438.

As of March 31, 2009, there were 7,909,345 shares of $0.00 par value common stock outstanding.

Oldwebsites.com, Inc.
INDEX

Table of Contents

FORWARD LOOKING STATEMENTS

Oldwebsites.com, Inc. (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-K or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.

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

On January 1, 2008, the Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

Oldwebsites.com, Inc. owns and/or manages valuable intangible assets in the form of websites and domain names.  A list of websites and domain names owned and/or managed by the Company can be viewed on the website www.oldwebsites.com/cgi-bin/ex_ow_view.cgi in the domain name exchange.

Mission

Oldwebsites.com, Inc. now focuses on operating its exchange for buying and selling old websites and domain names.   The Company anticipates capturing revenue by charging a percentage of the value of the websites or domain names sold in the exchange.

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

An example of a Company in a similar line of business is NameMedia, Inc., which operates www.afternic.com and www.BuyDomains.com, selling domain names.

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

The Company is a "reporting company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-K, 10-Q, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

Reports to Security Holders

The Company intends to prepare and deliver to its security holders an annual report each year, which will include audited financial statements.

Employees

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees, as does Inter-Continental.  The management/staff charges for the twelve months ended December 31, 2008 and 2007 were $19,319 and $26,675, respectively.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the year ended December 31, 2007 for Oldwebsites.com, Inc. was held on December 12, 2008.  The following matters were submitted to a vote of the Company's security holders and all items were passed:

Item A:  Election of Directors

The three persons elected as directors of the Company are as follows:

Election of Directors	For	Against	Withheld
James Roszel	6,368,981	134
Paul Roszel	6,368,981	134
Terrence Millie	6,368,981	134

Item B: Appointment of Independent Public Accountants

The Board of Directors has appointed HANSEN, BARNETT & MAXWELL, P.C.   certified public accountants, Salt Lake City, Utah, to be the independent public accountants for the Company during the coming year and until the next annual shareholders meeting of the Company.  Hansen, Barnett & Maxwell, P.C. has served as the Company’s public accountants since inception and the Board is requesting that the shareholders ratify that appointment.

The number of common shares voted was; for 6,369,115, against 0, withheld 0.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company has authorized 150,000,000 common shares. There are no provisions in the Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued.

On April 15, 2008 FINRA (Financial Industry Regulatory Authority) cleared the request for an unpriced quotation on the OTC Bulletin Board for Oldwebsites.com, Inc common stock.  The stock symbol for Oldwebsites.com, Inc. is “OLDW”.  The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter since the inception of trading on April 15, 2008. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter	High Bid		Low Bid
1st Quarter, 2008	$	----	$	----
2nd Quarter, 2008		$0.750		$0.100
3rd Quarter, 2008		$0.400		$0.050
4th quarter, 2008		$0.100		$0.050

As of December 31, 2008, the number of shareholders of record of the Company’s common shares was 707.  The Company has not declared or paid any cash dividends.  It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Recent Sales of Unregistered Securities

The Company has made no offers or sales during the year ended December 31, 2008 and none are intended at the present time.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

Overview

Revenue to date in the Company has been from online portal services, focusing on the composite materials industry.  Fees for services provided to the customers are charged on a monthly or pay per use basis.  On January 1, 2008, the Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

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

Sales Revenues
	2008	2007

Sales Revenues	$7,600	$4,400

The sales revenue for the year ended December 31, 2008 of $7,600 reflected a $3,200 increase over the same period of 2007, a 73% increase. The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. at the beginning of the first quarter of 2008.  Due to the income generated by this affiliate agreement, sales increased in 2008 in comparison to the sales recorded from portal sales only in 2007.

Operating Expenses
	2008	2007

Operating Expenses	$65,100	$68,000

Operating Expenses decreased in 2008 over 2007 by $2,900. During 2008, the Company incurred slight decreases in expenses such legal and accounting fees of $3,400, advertising and promotion of $4,000, and salaries of $7,300.  This was counter-balanced by increases in office and administrative charges of $4,700, Domain purchases of $200, and travel of $6,900.

Management is allocating its cash on continued development of our Website and continues to participate in Regional Trade Shows and Conventions. We feel that this continuing exposure in the marketplace is in the best interest of the Company.

Net Loss
	2008	2007

Net Loss	$(57,500)	$(63,600)

The net annual loss of $57,500 in 2008 is directly attributed to minimal sales activity while incurring expenses as mentioned above. For the year ended December 31, 2008, a $57,500 operating loss was recorded in comparison to the $63,600 loss of 2007, a decreased loss of $6,100. As discussed above, year to date sales have increased slightly by $3,200 and expenses for the same period have decreased by $2,900, both contributing to this year to date result.  Management is monitoring expenses closely to re-establish its level of expenditure or "right sizing" its expenses to revenues.

Cash Position

The Company’s cash position recorded at December 31, 2008 of $1,800 has decreased from the December 31, 2007 cash position of $25,000.

This reduction in cash is the direct result of the Company having minimal sales activity while incurring the expenses mentioned above.

During the year ended December 31, 2008, the Company received a working capital loan of $30,000, from Cooksmill NetSystems Inc. to allow the Company to pay for expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

It is management's opinion that its current commercially developed products and services in its Internet Portal services business segment have been tested, refined and accepted by the industry at large. The Company will continue, with the feedback of its existing customer base, to develop and bring to market additional information technology products and services. The Company intends to continue to increase the market's awareness of the Company's products and services.

Off Balance Sheet Arrangements

None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

OLDWEBSITES.COM, INC.
INDEX TO FINANCIAL STATEMENTS

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Oldwebsites.com, Inc.

We have audited the balance sheets of Oldwebsites.com, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oldwebsites.com, Inc. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operating losses, negative cash flows from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 28, 2009

OLDWEBSITES.COM, INC
BALANCE SHEETS

December 31,	2008	2007
ASSETS
Current Assets
Cash	$1,758	$25,026
Total Assets	1,758	25,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	11,550	7,300
Loan payable to related party	30,000	-
Total Current Liabilities	41,550	7,300
Stockholders' Equity (Deficit)
Common shares - $0.00 par value; 150,000,000 shares
authorized; 7,909,345 shares issued and outstanding	131,927	131,927
Accumulated deficit	(171,719)	(114,201)
Total Stockholders' Equity (Deficit)	(39,792)	17,726
Total Liabilities and Stockholders' Equity (Deficit)	$1,758	$25,026

The accompanying notes are an integral part of these financial statements

OLDWEBSITES.COM, INC.
STATEMENTS OF OPERATIONS

For The Years Ended December 31,	2008	2007
Sales	$7,627	$4,389
Selling, general and administrative expenses	65,145	68,007
Net Loss	$(57,518)	$(63,618)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)
Weighted-Average Common Shares Outstanding	7,909,345	8,724,862

The accompanying notes are an integral part of these financial statements

OLDWEBSITES.COM, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Total
	Common Shares		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)
Balance - December 31, 2006	9,100,000	$131,927	$(50,583)	$81,344

Return of shares from spin-off of Corporation
September 7, 2007; at cost	(1,190,655)	-	-	-

Net loss for the year ended December 31, 2007	-	-	(63,618)	(63,618)
Balance - December 31, 2007	7,909,345	131,927	(114,201)	17,726

Net loss for the year ended December 31, 2008			(57,518)	(57,518)
Balance - December 31, 2008	7,909,345	$131,927	$(171,719)	$(39,792)

The accompanying notes are an integral part of these financial statements

OLDWEBSITES.COM, INC.
STATEMENTS OF CASH FLOWS

For The Years Ended December 31,	2008	2007
Cash Flows From Operating Activities:
Net loss	$(57,518)	$(63,618)
Changes in assets and liabilities:
Accrued expenses	4,250	7,300
Deferred revenue	-	(2,345)
Net Cash Used in Operating Activities	(53,268)	(58,663)

Cash Flows From Investing Activities:
Collection of related party receivable	-	75,000
Net Cash Provided by Investing Activities	-	75,000

Cash Flows From Financing Activities:
Proceeds from loan payable to related party	30,000	-
Net Cash Provided by Financing Activities	30,000	-
Net Change in Cash	(23,268)	16,337
Cash at Beginning of Period	25,026	8,689
Cash at End of Period	$1,758	$25,026

The accompanying notes are an integral part of these financial statements

OLDWEBSITES.COM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Operations - Oldwebsites.com, Inc. operates a Business-to-Business online portal, focusing on the composite materials industry.  Until 2003, the Company charged a monthly fee for services that were provided to customers which included Internet advertising and Internet trading of composite goods.  In July 2003, the Company created within its portal business a custom exchange to buy and sell old websites and domain names, www.oldwebsites.com. In 2007, the Company turned its focus on the operation and further development of this exchange while still continuing with its portal services for the composite materials industry as a secondary line of business.

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

Fair Values of Financial Instruments - Due to their near-term nature, the amounts reported as cash, accrued expenses and loan payable to related party are considered to be reasonable approximations of their fair values.

Revenue Recognition - The Company has an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

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

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $0 and $3,990 respectively.

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

Basic and Diluted Income (Loss) per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of December 31, 2008 and 2007, the Company had no common stock equivalents outstanding.

NOTE 2-RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company had advanced $75,000 to RecycleNet Corporation. This note receivable was due on demand, bore no interest, and was collected in February 2007.

The Company has an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary, Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such, Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.

As of December 31, 2008, the Company has received a loan of $30,000 from Cooksmill NetSystems, Inc. This note payable is due on demand and bears no interest.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the years ended December 31, 2008 and 2007 were $9,000 and $9,000, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees, as does Inter-Continental.  The management/staff charges for the years ended December 31, 2008 and 2007 were $19,319 and $26,675, respectively.

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

On June 6, 2007 RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 1,190,655 shares, was returned to the company.   The balance of issued and outstanding shares of Oldwebsites.com, Inc. as of December 31, 2008 is 7,909,345.

NOTE 4-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2008 and 2007:

For the Years Ended December 31,	2008	2007
Operating loss carry forwards	$62,140	$40,686
Less: Valuation allowances	(62,140)	(40,686)
Net Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2008 and 2007.
The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax loss with the provision for income taxes for the years ended December 31:

For the Years Ended December 31,	2008	2007
Tax benefit at statutory rate (34%)	$(19,556)	$(21,630)
Change in deferred tax asset valuation allowance	21,454	23,729
Other	(1,898)	(2,099)
Net Income Tax Expense	$-	$-

The Company has U.S. federal operating loss carry forwards of $166,596 that expire from 2019 through 2028. The uses of U.S. operating loss carry forwards are limited and may not be available to offset future income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There are currently no disagreements or changes pending with the Company’s accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on these criteria.

Changes in internal control over financial reporting.
There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

James Roszel	27	Chairman of the Board, President	08/99 to Present
(Note 1)

Paul Roszel	51	Director	08/99 to Present
(Note 1)

Terrence Millie	31	Director	08/99 to Present

Richard Ivanovick, C.A	68	Chief Financial Officer	08/99 to Present

(Note 1)  James Roszel is the son of Paul Roszel

For the past nine years James Roszel has been responsible for the ongoing marketing, and participated in business development, of RecycleNet Corporation.  James Roszel has been the President and a Director of Oldwebsites.com, Inc., formerly Fiberglass.com, Inc., since its inception.

For the past thirteen years Paul Roszel has been responsible for the ongoing development and promotion of RecycleNet Corporation.  Mr. Roszel is the founding director, Chairman of the Board and President, of RecycleNet Corporation.  Mr. Roszel has over 30 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

For the past nine years Terrence Millie has been involved in the development of Oldwebsites.com, Inc. formerly Fiberglass.com, Inc. He has also been involved in the development of RecycleNet Corporation and of Scrap China Corporation, a former wholly owned subsidiary of RecycleNet Corporation.

Richard R. Ivanovick C.A. joined the Company in August 1999 as the Chief Financial Officer.  For the past 30 years, Richard R. Ivanovick C.A. has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, in the Guelph, Ontario area.

Involvement in Certain Legal Proceedings

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

Indemnification of Directors and Officers

Section 16-10a-901 through 909 of the Utah Revised Business Corporation Act authorizes a corporation's board of directors or a court to award indemnification to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred, including counsel fees) arising under the Securities Act of 1933. A director of a corporation may only be indemnified if: (1) the conduct was in good faith; and (2) the director reasonably believed that the conduct was in or not opposed to the corporation's best interest; and (3) in the case of any criminal proceeding, the director had no reasonable cause to believe the conduct was unlawful. A corporation may not indemnify a person under the Utah Act unless and until the corporation's board of directors has determined that the applicable standard of conduct set forth above has been met.

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

Involvement in Certain Legal Proceedings

None

Promotors of the Company

The promoter of the Company is Mr. Paul Roszel. Prior to the incorporation of RecycleNet Corporation (Ontario), Paul Roszel developed the concept of the electronic dissemination of the information described above. In so doing, Mr. Roszel acquired the domain name, the web sites and the web pages described herein. Upon the incorporation of RecycleNet Corporation (Ontario), in consideration for his services and expertise in developing the web sites and pages, Mr. Roszel transferred ownership of these items to the corporation for shares. As of November 1999, after the March 19, 1999 merger reorganization, the number of Class N Shares issued by the corporation to Mr. Roszel and his related corporation, for the above services and expertise, totaled 61,559,581.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2008 and 2007 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.
Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary

James Roszel, President & Chairman	2008	$19,319
	2007	$26,675

Paul Roszel, Director	2008	$NIL
	2007	$NIL

Terrence Millie, Director	2008	$NIL
	2007	$NIL

Richard R. Ivanovick, CFO	2008	$NIL
	2007	$NIL

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title	Name & Address	Amount, Nature & Percentage
of Class	of Beneficial Owner	of Beneficial Ownership

Common	Cooksmill NetSystems, Inc.	3,982,113 shares (voting)	50.35%
		(Note 1)
		7 Darren Place
		Guelph, Ontario Canada

Common	James Roszel	92,348 shares (voting)	1.17%
		7 Darren Place
		Guelph, Ontario Canada

Common	Paul Roszel	242,066 shares (voting)	3.06%
		(Note 1)
		7 Darren Place
		Guelph, Ontario Canada

Common	Terrence Millie	158,678 shares (voting)	2.01%
		7 Sereney St, Box 129
		Braeside, Ontario Canada

Common	Richard R. Ivanovick C.A.	410,563 shares (voting)	5.19%
		23 Cottontail Place
		Cambridge, Ontario Canada

Note (1) Cooksmill NetSystems Inc. is a wholly owned subsidiary of Inter-Continental Recycling Inc. a company that is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Cooksmill NetSystems, Inc. a wholly owned subsidiary of Inter-Continental Recycling Inc. a company that is owned and beneficially held by Mr. Paul Roszel, a director of the Company.  Mr. Roszel and his immediate family own 3,982,113 common shares of Oldwebsites.com, Inc.

During the year ended December 31, 2008, the Company received a working capital loan of $30,000, from Cooksmill NetSystems, Inc. to allow the Company to pay for expenses.  The Company anticipates that Cooksmill NetSystems, Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Mr. Paul Roszel, through his holdings, controls the majority of the shares in Oldwebsites.com, Inc.

Paul Roszel is the CEO and founding director of RecycleNet Corporation, the former parent Company of Oldwebsites.com, Inc.  James Roszel is the son of Paul Roszel.

There are no other transactions during 2008, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options; option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

Officers, directors and greater than 5% shareholders of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

Promoters of the Company

The promoter of the Company is Mr. Paul Roszel. Mr. Roszel is the founding Director and CEO of RecycleNet Corporation, the parent company of Oldwebsites.com, Inc.

Description of Securities

The Company is authorized to issue 150,000,000 common shares with no par value of which 7,909,345 common shares were issued and outstanding at December 31, 2008.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell P.C. served as the Company’s Independent Registered Public Accountants for the year ended December 31, 2007 and are expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell P.C. for the year ended December 31, 2008 are summarized as follows:

2008
Audit Fees	$14,250
Audit related	–
Tax	1,400
All other	–

Total	$15,650

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
* Previously filed

(b) Reports on Form 8-K.
Item 8.01. Other Events – Announcement of resolution for pro-rata spin off of Oldwebsites.com, Inc.

Exhibit 20 - Consent Resolution dated June 6, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oldwebsites.com, Inc.

March 31, 2009

 BY: /s/ James Roszel

 James Roszel, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009

BY: /s/ James Roszel

James Roszel, President

March 31, 2009

BY: /s/ Richard R. Ivanovick

Richard R. Ivanovick, C.A., CFO