Form 10-Q
period 2009-03-31
Oldwebsites.com, Inc.
filed 2009-05-14
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[
X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO __________

Commission File Number 000-52546

Oldwebsites.com, Inc.
(Name of Small business Issuer in its charter)

Utah	98-0212805
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.oldwebsites.com
 (Web Address)

(Copies to:)
 Steve Taylor, 175 East 400 South, Suite 900 Salt Lake City, Utah, 84111              801 578-3283

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  May 14, 2009  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED March 3,1 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$1,038	$1,758
Total Assets	1,038	1,758

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	11,638	11,550
Loan payable to related party	33,000	30,000
Total Current Liabilities	44,638	41,550
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares
authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Accumulated deficit	(175,527)	(171,719)
Total Stockholders' Deficit	(43,600)	(39,792)
Total Liabilities and Stockholders' Deficit	$1,038	$1,758

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31,	2009	2008
Sales	$1,685	$1,307
Selling, general and administrative expenses	5,493	16,949
Net Loss	$(3,808)	$(15,642)

Basic and Diluted Loss Per Common Share	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,	2009	2008
Cash Flows From Operating Activities:
Net loss	$(3,808)	$(15,642)
Changes in assets and liabilities:
Accrued expenses	88	3,080
Net Cash Used in Operating Activities	(3,720)	(12,562)

Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from loan payable to related party	3,000	-
Cash Flows Provided by Financing Activities	3,000	-
Net Change in Cash	(720)	(12,562)
Cash at Beginning of Period	1,758	25,026
Cash at End of Period	$1,038	$12,464

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

Business Condition - The Company has accumulated deficits, negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company intends to obtain loans from related parties until the shift in the focus of the operations will be sufficient to fund its ongoing operations. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 were effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SAFS No. 141(R) and SFAS No. 160 did not have a material affect on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 was effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The adoption of FSP FAS No. 140-3 did not have a material affect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 was effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material affect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS No. 157-3 did not have a material affect on the Company’s financial statements.

NOTE 2–RELATED PARTY TRANSACTIONS

The Company has an agreement with Inter-Continental Recycling, Inc. and it’s wholly owned subsidiary, Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such, Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.

As of March 31, 2009, the Company has received a loan of $33,000 from Cooksmill NetSystems, Inc. This note payable is due on demand and bears no interest.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the three months ended March 31, 2009 and 2008 were $2,250 and $2,250, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees as does Inter-Continental.  The management/staff charges for the three months ended March 31, 2009 and 2008 were $0 and $11,332, respectively.

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

NOTE 4–BASIC AND DILUTED LOSS PER COMMON SHARE

At March 31, 2009 and 2008, the Company had no common stock equivalents outstanding.

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

On April 15, 2008 FINRA (Financial Industry Regulatory Authority) cleared the request for an unpriced quotation on the OTC Bulletin Board for Oldwebsites.com, Inc. common stock.  The stock symbol for Oldwebsites.com, Inc. is “OLDW”.

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

Business Condition - Oldwebsites.com, Inc. operates its exchange for buying and selling old web sites and domain names.   This is through the custom development of websites with a 3 to 5 year time sale horizon.  Oldwebsites.com is geared towards sellers who are interested in developing and generating more traffic for their existing website before selling.  The Company anticipates capturing revenue by charging a percentage of the value of the websites or domain names sold in the exchange.

The Company has engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Cooksmill NetSystems, Inc. will pay the Company (the “Affiliate”) a commission on net pay-per-lead service sales generated by customers referred by the Company’s web sites.

Sales Revenues

	For the Three Months Ended
	March 31,
	2009	2008

Sales Revenues	$1,700	$1,300

Sales revenues recorded for the three months ended March 31, 2009 of $1,700 have increased from the $1,300 recorded during the similar period of 2008. The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. at the beginning of the first quarter of 2008.  Due to the income generated by this affiliate agreement, sales increased in 2009 in comparison to the sales recorded in 2008.

Operating Expenses
	For the Three Months Ended
	March 31,
	2009	2008

General and AdministrativeExpenses	$ 5,500	$ 16,900

General and Administrative Expenses for the three months ended March 31, 2009 have decreased by $11,400 compared to the similar period of 2008.

The decrease of expenses in the quarter ending March 31, 2009 in comparison to the previous same period in 2008 can be directly attributed to the cost of one employee.  All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee as does Inter-Continental.  The management/staff charges for the three months ended March 31, 2009 and 2008 were $0 and $11,300, respectively.

Net Loss
	For the Three Months Ended
	March 31,
	2009	2008

Net Loss	$ (3,800)	$ (15,600)

The net quarterly loss of $3,800 in 2009 is directly attributed to minimal sales activity while incurring expenses as mentioned above. For the three month period of this year, a $3,800 operating loss was recorded in comparison to the $15,600 loss of 2008, a decreased loss of $11,800. As discussed above, sales have increased slightly by $400 and expenses have decreased by $11,400 compared to the similar period of 2008, both contributing to this year-to-date result.  Management is monitoring expenses closely to re-establish its level of expenditure or "right-sizing" its expenses to revenues.

Liquidity and Capital Resources
	March 31,	December 31,
	2009	2008

Cash on Hand	$ 1,000	$ 1,800

The Company’s cash position recorded at March 31, 2009 of $1,000 has decreased from the December 31, 2008 cash position of $1,800.

This reduction in cash is the direct result of the Company having minimal sales activity while incurring the expenses mentioned above.

As of March 31, 2009, the Company has received working capital loan proceeds of $33,000, from Cooksmill NetSystems Inc.  This loan was to allow the Company to pay for expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oldwebsites.com, Inc

May 14, 2009	/s/ James Roszel
James Roszel, President

May 14, 2009	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer