Form 10-Q
period 2009-06-30
Oldwebsites.com, Inc.
filed 2009-08-14
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  August 14, 2009  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED June 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$970	$1,758
Total Assets	970	1,758

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	8,137	11,550
Loan payable to related party	41,000	30,000
Total Current Liabilities	49,137	41,550
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares
authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Accumulated deficit	(180,094)	(171,719)
Total Stockholders' Deficit	(48,167)	(39,792)
Total Liabilities and Stockholders' Deficit	$970	$1,758

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Sales	$1,178	$2,241	$2,863	$3,548
Selling, general and administrative expenses	5,745	21,366	11,238	38,315
Net Loss	$(4,567)	$(19,125)	$(8,375)	$(34,767)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345	7,909,345	7,909,345

See the accompanying notes to the condensed financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2009	2008

Cash Flows From Operating Activities:
Net loss	$(8,375)	$(34,767)
Changes in assets and liabilities:
Accrued expenses	(3,413)	(270)
Net Cash Used in Operating Activities	(11,788)	(35,037)

Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from loan payable to related party	11,000	20,000
Cash Flows Provided by Financing Activities	11,000	20,000

Net Change in Cash	(788)	(15,037)
Cash at Beginning of Period	1,758	25,026
Cash at End of Period	$970	$9,989

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

In October 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 165, Subsequent Events, (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of SFAS 165.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended) (FAS 168). FAS 168 replaces SFAS 162, Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principals (GAAP). FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FAS 168.

NOTE 2–RELATED PARTY TRANSACTIONS

The Company has an agreement with Inter-Continental Recycling, Inc. and it’s wholly owned subsidiary, Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such, Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.

As of June 30, 2009, the Company has received working capital loan proceeds of $41,000 from Cooksmill NetSystems, Inc. This loan is due on demand and bears no interest.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the six months ended June 30, 2009 and 2008 were $4,500 and $4,500, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees as does Inter-Continental.  The management/staff charges for the six months ended June 30, 2009 and 2008 were $0 and $19,319, respectively.

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

At June 30, 2009 and 2008, the Company had no common stock equivalents outstanding.

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

Sales Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales Revenues	$1,200	$2,200	$2,900	$3,500

Sales revenues recorded for the six months ended June 30, 2009 of $2,900 have decreased from the $3,500 recorded during the similar period of 2008.

The Company has engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net pay-per-lead service sales generated by customers referred by the Company’s web sites.

The Company anticipates capturing revenue by charging a percentage of the value of the websites or domain names sold in the exchange.  However, the custom development of these websites have a 3 to 5 year time sale horizon.

Operating Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

General and Administrative Expenses	$5,700	$21,400	$11,200	$38,300

General and Administrative Expenses for the six months ended June 30, 2009 have decreased by $27,000 compared to the similar period of 2008.

The decrease of expenses for the period ending June 30, 2009 in comparison to the previous same period in 2008 can be directly attributed to the cost of one employee.  The management/staff charges for the six months ended June 30, 2009 and 2008 were $0 and $19,300, respectively.

Management also monitored other expenses and reduced the costs of office and administrative costs by $4,200, professional fees by $300 and travel by $3,200.   Management reduced these expenses as quickly as possible relative to the sales revenue decline.

The remaining expenses are professional fees to maintain our filing responsibilities and “ISP” Internet Service Provider fees to maintain our website.

Net Loss

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Loss	$(4,600)	$(19,100)	$(8,400)	$(34,800)

The net loss of $8,400 in 2009 is directly attributed to minimal sales activity while incurring expenses as mentioned above. For the six month period of this year, a $8,400 operating loss was recorded in comparison to the $34,800 loss of 2008, a decreased loss of $26,400. As discussed above, sales have decreased slightly by $600 and expenses have decreased by $27,000 compared to the similar period of 2008, both contributing to this year-to-date result.  Management is monitoring expenses closely to re-establish its level of expenditure or "right-sizing" its expenses to revenues.

Liquidity and Capital Resources
	June 30,	December 31,
	2009	2008

Cash on Hand	$970	$1,800

The Company’s cash position recorded at June 30, 2009 of $970 has decreased from the December 31, 2008 cash position of $1,800.

This reduction in cash is the direct result of the Company having minimal sales activity while incurring the expenses mentioned above.

As of June 30, 2009, the Company has received working capital loan proceeds of $41,000, from Cooksmill NetSystems Inc.  This loan was to allow the Company to pay for expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oldwebsites.com, Inc

August 14, 2009	/s/ James Roszel
James Roszel, President

August 14, 2009	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer