Form 10-Q
period 2009-09-30
Oldwebsites.com, Inc.
filed 2009-11-16
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       FOR THE QUARTERLY PERIOD ENDED:  September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  November 16, 2009 -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED September 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$1,663	$1,758
Total Assets	1,663	1,758

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	10,668	11,550
Loan payable to related party	46,000	30,000
Total Current Liabilities	56,668	41,550
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Accumulated deficit	(186,932)	(171,719)
Total Stockholders' Deficit	(55,005)	(39,792)
Total Liabilities and Stockholders' Deficit	$1,663	$1,758

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Sales	$1,560	$2,042	$4,384	$5,590
Selling, general and administrative expenses	8,399	6,216	19,597	44,531
Net Loss	$(6,838)	$(4,174)	$(15,213)	$(38,941)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345	7,909,345	7,909,345

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,	2009	2008
Cash Flows From Operating Activities:
Net loss	$(15,213)	$(38,941)
Changes in assets and liabilities:
Prepaids	-	(5,050)
Accrued expenses	(882)	(3,020)
Net Cash Used in Operating Activities	(16,095)	(47,011)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from loan payable to related party	16,000	30,000
Cash Flows Provided by Financing Activities	16,000	30,000

Net Change in Cash	(95)	(17,011)
Cash at Beginning of Period	1,758	25,026
Cash at End of Period	$1,663	$8,015

See the accompanying notes to the condensed unaudited financial statements.

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

Basis of Presentation — The accompanying condensed financial statements have been prepared by Oldwebsites.com, Inc. and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The Company has evaluated subsequent events through November 16, 2009, which is the date these financial statements were issued.

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

Business Condition - At a board meeting held on September 24, 2009, the Board of Directors decided that due to the economic downturn, that the Company could no longer sustain the business plan of the development of websites with a 3 to 5 year time sale horizon.  As the Company has accumulated deficits, negative cash flows from operations, and losses since inception the Company can no longer sustain these operations as a going concern.

Since May 2008, the Company has received accumulative working capital loan proceeds of $46,000 from Cooksmill NetSystems, Inc. the major shareholder of the Company.  Cooksmill NetSystems Inc. is an entity controlled by Mr. Paul Roszel, a Director of the Company and his immediate family, including James Roszel, the President, Chief Executive Officer and a Director of the Company.  This loan was to allow the Company to pay for expenses.  This loan is due on demand and bears no interest.  At this time, the Company has no other external debt.

At a board meeting held on September 24, 2009, the Board of Directors recommend discontinuing the operations within Oldwebsites.com, Inc.  The Company is recommending, to the shareholders, that Cooksmill NetSystems, Inc, acquire all of the intangible assets of the Company, which are comprised of 24 websites for the debt owed to Cooksmill NetSystems Inc. of $46,000 in lieu of cash payment.  The Company does not have any cash in order to pay this debt and does not anticipate having the cash in the future to retire this debt.  The divestiture of the assets of the Company will discontinue the ongoing losses incurred by these operations.

The acquisition of all of the intangible assets of Oldwesites.com, Inc. by Cooksmill NetSystems Inc. would benefit the shareholders of the Company in that this would retire the debt owed to Cooksmill NetSystems Inc. and would position the corporate shell to be more attractive for potential transactions including, but not limited to, corporate merger or acquisition.

As Cooksmill NetSystems, Inc is an entity controlled by Mr. Paul Roszel, a Director of the Company and his immediate family, including James Roszel, the President, Chief Executive Officer and a Director of the Company; there is a conflict of interest for the Board of Directors to express an opinion on the fairness of this recommendation.  The recommendation for Cooksmill NetSystems, Inc. to acquire the intangible assets of the Company in lieu of payment of the debt owed to Cooksmill NetSystems Inc. is being directly referred to the shareholders for vote at the Annual Shareholders Meeting scheduled for November 25, 2009.   Cooksmill NetSystems, Inc, Paul Roszel and his immediate family including James Roszel, as the related parties, will withhold their votes from this proposal, allowing the minority shareholders to vote on this matter.

If this recommendation is approved by the shareholders there will be no material assets or liabilities remaining within the Company, and the Company will continue to be a fully reporting, publicly traded corporate shell. The annual shareholder meeting is scheduled for November 25, 2009.

Recent Accounting Pronouncements - Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 1).

Effective April 1, 2009, the Company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.” The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted guidance issued by the FASB that relates to the presentation and accounting for noncontrolling interests, which is included in the Codification in ASC 810-10-65, “Consolidation.”  The adoption of ASC 810-10-65 did not have an impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. The Company adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the standard had no impact on our consolidated financial results.

NOTE 2–RELATED PARTY TRANSACTIONS

The Company has an agreement with Inter-Continental Recycling, Inc. and it’s wholly owned subsidiary, Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such, Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.

As of September 30, 2009, the Company has received working capital loan proceeds of $46,000 from Cooksmill NetSystems, Inc. This loan is due on demand and bears no interest.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the nine months ended September 30, 2009 and 2008 were $6,750 and $6,750, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees, as does Inter-Continental.  The management/staff charges for the nine months ended September 30, 2009 and 2008 were $0 and $19,319, respectively.

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

At September 30, 2009 and 2008, the Company had no common stock equivalents outstanding.

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

Results of Operations

Organization and Nature of Operations — Oldwebsites.com, Inc., formerly Fiberglass.com, operates an exchange for buying and selling old web sites and domain names.  The Company anticipated capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange.

On February 16, 2007, the Company changed its name from Fiberglass.com, Inc. to Oldwebsites.com, Inc.

On April 15, 2008 FINRA (Financial Industry Regulatory Authority) cleared the request for an unpriced quotation on the OTC Bulletin Board for Oldwebsites.com, Inc. common stock.  The stock symbol for Oldwebsites.com, Inc. is “OLDW”.

Monetization Services - To date, no websites have been sold through the exchange.  The only revenue currently being recorded by the Company is from an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net pay-per-lead sales generated by customers referred by the Company’s web sites.  The Company has recorded sales revenues of $4,400 for the first three quarters of 2009, and $5,600 for the same period of 2008.  With operating costs being $19,600 for the first three quarters of 2009, and $44,500 for the same period of 2008 indicate the Company’s operations are unsustainable.

Business Condition - At a board meeting held on September 24, 2009, the Board of Directors decided that due to the economic downturn, that the Company could no longer sustain the business plan of the development of websites with a 3 to 5 year time sale horizon.  As the Company has accumulated deficits, negative cash flows from operations, and losses since inception the Company can no longer sustain these operations as a going concern.

Since May 2008, the Company has received accumulative working capital loan proceeds of US $46,000 from Cooksmill NetSystems, Inc. the major shareholder of the Company.  Cooksmill NetSystems Inc. is an entity controlled by Mr. Paul Roszel, a Director of the Company and his immediate family, including James Roszel, the President, Chief Executive Officer and a Director of the Company.  This loan was to allow the Company to pay for expenses.  This loan is due on demand and bears no interest.  At this time, the Company has no other external debt.

The Board of Directors recommend discontinuing the operations within Oldwebsites.com, Inc.  The Company is recommending that Cooksmill NetSystems, Inc, acquire all of the intangible assets of the Company, which are comprised of 24 (twenty-four) websites for the debt owed to Cooksmill NetSystems Inc. of US $46,000.00 in lieu of cash payment.  The Company does not have any cash in order to pay this debt and does not anticipate having the cash in the future to retire this debt.  The divestiture of the assets of the Company will discontinue the ongoing losses incurred by these operations.

The acquisition of all of the intangible assets of Oldwesites.com, Inc. by Cooksmill NetSystems Inc. would benefit the shareholders of the Company in that this would retire the debt owed to Cooksmill NetSystems Inc. and would position the corporate shell to be more attractive for potential transactions including, but not limited to, corporate merger or acquisition.

As Cooksmill NetSystems, Inc is an entity controlled by Mr. Paul Roszel, a Director of the Company and his immediate family, including James Roszel, the President, Chief Executive Officer and a Director of the Company; there is a conflict of interest for the Board of Directors to express an opinion on the fairness of this recommendation.  The recommendation for Cooksmill NetSystems, Inc. to acquire the intangible assets of the Company in lieu of payment of the debt owed to Cooksmill NetSystems Inc. is being directly referred to the shareholders for vote at the Annual Shareholders Meeting scheduled for November 25, 2009.   Cooksmill NetSystems, Inc, Paul Roszel and his immediate family including James Roszel, as the related parties, will withhold their votes from this proposal, allowing the minority shareholders to vote on this matter.

If this recommendation is approved by the shareholders there will be no material assets or liabilities remaining within the Company, and the Company will continue to be a fully reporting, publicly traded corporate shell.

Sales Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales Revenues	$1,600	$2,000	$4,400	$5,600

Sales revenues recorded for the nine months ended September 30, 2009 of $4,400 have decreased from the $5,600 recorded during the similar period of 2008.

In an attempt to increase revenues the Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. at the beginning of 2008.  Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net pay-per-lead sales generated by customers referred by the Company’s web sites.

The Company anticipated capturing revenue by charging a percentage of the value of the websites or domain names sold in the exchange.  However, the custom development of these websites has a 3 to 5 year time sale horizon.  As discussed under the above “Business Condition” the Board of Directors feel that due to the economic downturn, that the Company can no longer sustain the business plan of the development of websites with a 3 to 5 year time sale horizon.  As the Company has accumulated deficits, negative cash flows from operations, and losses since inception the Company can no longer sustain these operations as a going concern.

Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
General and Administrative Expenses	$8,400	$6,200	$19,600	$44,500

General and Administrative Expenses for the nine months ended September 30, 2009 have decreased by $24,900 compared to the similar period of 2008.

The decrease of expenses for the period ending September 30, 2009 in comparison to the previous same period in 2008 can be directly attributed to the cost of one employee.  The management/staff charges for the nine months ended September 30, 2009 and 2008 were $0 and $19,300, respectively.  In an effort to reduce the overhead of the Company, James Roszel, the President, Chief Executive Officer and a Director of the Company has waived his compensation as of June 1, 2008.

Management also monitored other expenses and reduced the costs of office and administrative costs by $1,700, professional fees by $600 and travel by $3,200.   Management reduced these expenses as quickly as possible relative to the sales revenue decline.

The remaining expenses are professional fees to maintain our filing responsibilities and “ISP” Internet Service Provider fees to maintain our websites.

Net Loss
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Loss	$(6,800)	$(4,200)	$(15,200)	$(38,900)

The net loss of $15,200 in 2009 is directly attributed to minimal sales activity while incurring expenses as mentioned above.

For the nine-month period of this year, a $15,200 operating loss was recorded in comparison to the $38,900 loss of 2008, a decreased loss of $23,700.  As discussed above, sales have decreased by $1,200 and expenses have decreased by $24,900 compared to the similar period of 2008, both contributing to this year-to-date result.

As discussed under the above “Business Condition” the Board of Directors feel that due to these continued losses, that the Company can no longer sustain the business plan of the development of websites with a 3 to 5 year time sale horizon.  As the Company has accumulated deficits, negative cash flows from operations, and losses since inception the Company can no longer sustain these operations as a going concern.

Liquidity and Capital Resources
	September 30,	December 31,
	2009	2008
Cash on Hand	$1,700	$1,800

The Company’s cash position recorded at September 30, 2009 of $1,700 has decreased from the December 31, 2008 cash position of $1,800.

This reduction in cash is the direct result of the Company having minimal sales activity while incurring the expenses mentioned above.

Since May 2008, the Company has received accumulative working capital loan proceeds of $46,000.00 from Cooksmill NetSystems, Inc. the major shareholder of the Company.  This loan was to allow the Company to pay for expenses.  This loan is due on demand and bears no interest.

The Board of Directors is recommending discontinuing the operations within Oldwebsites.com, Inc.  The Company is recommending that Cooksmill NetSystems, Inc, acquire all of the intangible assets of the Company, which are comprised of 24 (twenty-four) websites for the debt owed to Cooksmill NetSystems Inc. of $46,000.00 in lieu of cash payment.  The Company does not have any cash in order to pay this debt and does not anticipate having the cash in the future to retire this debt.  The divestiture of the assets of the Company will discontinue the ongoing losses incurred by these operations.

The recommendation for Cooksmill NetSystems, Inc. to acquire the intangible assets of the Company in lieu of payment of the debt owed to Cooksmill NetSystems Inc. is being directly referred to the shareholders for vote at the annual shareholders meeting scheduled for November 25, 2009.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting (“Meeting”) of shareholders of OLDWEBSITES.COM, INC.  (“Company”) will be held at the office of Hertzberger, Olsen and Associates located at Corporate Square, Penthouse, 30 Duke St. W., Kitchener, Ontario, Canada, N2H 3W5 on Thursday, November 25, 2009, commencing at 10:30 o’clock a.m., EST for the following purposes:

1.	To elect three directors of the Company.

2.	To ratify the appointment of the Company’s independent auditors.

3.
To approve of the divestiture of the operating assets of the Company to Cooksmill NetSystems Inc. Cooksmill NetSystems Inc. will acquire the operating assets of the Company in exchange for the debt owing to Cooksmill NetSystems Inc.

4.	To transact such other business as may properly come before the meeting.

The Board of Directors has fixed the close of business on October 28, 2009, as the record date for the determination of shareholders entitled to notice of the Meeting.  All shareholders of record at close of business on that date will be entitled to vote at the Meeting.

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

Oldwebsites.com, Inc

November 16, 2009	/s/ James Roszel
James Roszel, President

November 16, 2009	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer