Form 10-K
period 2009-12-31
Oldwebsites.com, Inc.
filed 2010-03-15
CIK 1391570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As at June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.03 and $0.03 respectively, namely $0.03 x 4,885,768 common shares outstanding was $146,573.

As of March 15, 2010, there were 7,909,345 shares of $0.00 par value common stock outstanding.

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

Part I

ITEM 1. BUSINESS

Introduction

Oldwebsites.com, Inc. ("the Company") is a Utah corporation originally incorporated on August 26, 1999 as Fiberglass.com, Inc.

Maydao Corporation (formerly known as RecycleNet Corporation) acquired the Company as a wholly owned subsidiary on January 2, 2001.

Maydao Corporation operated a buy/sell/trade exchange for anything that is scrap or used.  Fiberglass.com, Inc. had traditionally been focused on the composite materials industry with its Business-to-Business online portal. Management identified that a category of used items that was a growing commodity that could be bought or sold was old websites and domain names. On July 8, 2003, Fiberglass.com, Inc. created, within its portal business, a custom exchange to buy and sell old websites, www.oldwebsites.com

On February 16, 2007, the name of the Company was changed from Fiberglass.com, Inc. to Oldwebsites.com, Inc.

Subsequently, on June 6, 2007, Maydao Corporation announced the spin-off of Oldwebsites.com, Inc. to its shareholders effective September 7, 2007.  As of the date of the spin-off, Oldwebsites.com, Inc. functions as its own fully reporting entity.

Company History

Revenues in Oldwebsites.com, Inc. had been from the Business-to-Business online portal, which was focused on the composite materials industry.  The Company charged a monthly fee for services that were provided to customers.

In July 2003, the Company created within its portal business a custom exchange to buy and sell old websites and domain names, www.oldwebsites.com.

In 2007, the Company turned its focus on the operation and further development of this exchange while still continuing with its portal services for the composite materials industry as a secondary line of business.

On January 1, 2008, the Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc, a related party through common ownership.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

Oldwebsites.com, Inc. owned and/or managed intangible assets in the form of websites and domain names.

The Company anticipated capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange.  To date, no websites have been sold through the exchange.

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

The Company recommended that Cooksmill NetSystems, Inc, acquire all of the intangible assets of the Company, which were comprised of twenty-four websites for the debt owed to Cooksmill NetSystems Inc. of $46,000 in lieu of cash payment.  The Company did not have any cash in order to pay this debt and did not anticipate having the cash in the future to retire this debt.

As the intangible assets of the Company have nominal value, the sale price and form of consideration was determined by the recommendation of the Board of Directors in order to dispose of the intangible assets of the Company, to discontinue the ongoing losses occurring, and to eliminate the debt owed by the Company.

Mr. James Roszel and Mr. Paul Roszel are both principals of Cooksmill NetSystems Inc. and members of the Board of Directors of the Company.  Due to this potential conflict of interest, the Board of Directors did not engage in any negotiations and referred this proposal directly to the shareholders for approval.  Cooksmill NetSystems, Inc, Paul Roszel and his immediate family including James Roszel, as the related parties in this transaction withheld their votes from this proposal, thus allowing the minority shareholders to vote on this matter.

At the Annual Meeting of Shareholders held on November 25, 2009 the shareholders unanimously approved that Cooksmill NetSystems Inc acquire all of the intangible assets of the Company, which were comprised of twenty-four websites for the debt owed to Cooksmill NetSystems Inc. of $46,000 in lieu of cash payment.  As the operations of the Company consisted solely of the intangible assets comprised of the twenty-four websites, the divestiture of the intangible assets of the Company discontinued all of the operations within Oldwebsites.com. As Cooksmill NetSystems, Inc. is a related party, the gain on sale/forgiveness of debt was recorded as additional paid-in capital as a shareholder contribution.

The completion date of this transaction was at the end of business on November 30, 2009. As of November 30, 2009, upon divestiture of the intangible assets of the Company, all of the operations within Oldwebsites.com were discontinued.

Discontinuing the operations within the Company did not affect its classification as a shell company. The stock of the Company continues to have a market and to be publically traded on the Over The Counter Bulletin Board (OTCBB).

Additional information about this transaction can be viewed in the Definitive Proxy Statement, as previously filed on November 10, 2009.

Mission

The Company no longer has any operations or revenues and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition.

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

Employees

The Company has no employees.

Prior to the divestiture of the operations of the Company all management and staff were retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them had no definite duration and continued as necessary for the conduct of business by the Company. Inter-Continental assigned and provided employees to the Company as long as the Company required them and could pay the associated costs. Inter-Continental provided services to and for the Company by employees of Inter-Continental. There was no mark-up or other charges incurred by the Company from Inter-Continental and the Company paid the same amount for services for the Inter-Continental employees, as did Inter-Continental.  The management/staff charges for the twelve months ended December 31, 2009 and 2008 were $0 and $19,319, respectively.

The Company was invoiced for the salary as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which are deductions mandated by the Canadian Government. Management of the Company believed this arrangement to be beneficial to the Company in that all payroll and employee withholding transactions were consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Also, Inter-Continental was responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct.

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

ITEM 3. LEGAL PROCEEDINGS

Neither the Company, nor any of its officers, directors, or greater than 10% beneficial shareholders, are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting for the year ended December 31, 2008 for Oldwebsites.com, Inc. was held on November 25, 2009.  The following matters were submitted to a vote of the Company's security holders and all items were passed:

Item A:  Election of Directors
The three persons elected, as directors of the Company were James Roszel, Paul Roszel, and Terrence Millie:

The voting results are as follows:

	For	Against	Abstain
James Roszel	5,654,830	-	-
Paul Roszel	5,654,830	-	-
Terrence Millie	5,654,830	-	-

Item B: Appointment of Independent Public Accountants

The Board of Directors has appointed HANSEN, BARNETT & MAXWELL, P.C., certified public accountants, Salt Lake City, Utah, to be the independent public accountants for the Company during the coming year and until the next annual shareholders meeting of the Company.  Hansen, Barnett & Maxwell, P.C. has served as the Company’s public accountants since inception and the Board is requesting that the shareholders ratify that appointment.

The voting results are as follows:

	For	Against	Abstain
Common Shares	5,654,830	-	-

Item C:  To approve the divestiture of the operating assets of the Company to Cooksmill NetSystems Inc. Cooksmill NetSystems Inc. will acquire the operating assets of the Company in exchange for the debt owing to Cooksmill NetSystems Inc.

Cooksmill NetSystems, Inc. is a wholly owned subsidiary of Inter-Continental Recycling Inc., a company that is owned and beneficially held by Mr. Paul Roszel, a director of the Company and his immediate family.  Due to a potential conflict of interest Cooksmill NetSystems, Inc, James Roszel and his immediate family including Paul Roszel, as the related parties in this transaction abstained voting on this proposal, thus allowing the minority shareholders to vote on this matter.

The voting results are as follows:

	For	Against	Abstain
Common Shares	1,338,303	-	4,316,527

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Quarter	High Bid	Low Bid
1st Quarter, 2009	$0.06	$0.02
2nd Quarter, 2009	$0.10	$0.02
3rd Quarter, 2009	$0.03	$0.02
4th quarter, 2009	$1.01	$0.02

Fiscal Quarter	High Bid	Low Bid
1st Quarter, 2008	$0.00	$0.00
2nd Quarter, 2008	$0.75	$0.10
3rd Quarter, 2008	$0.40	$0.05
4th quarter, 2008	$0.10	$0.05

As of December 31, 2009, the number of shareholders of record of the Company’s common shares was 700.  The Company has not declared or paid any cash dividends.  It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Recent Sales of Unregistered Securities

The Company has made no offers or sales of unregistered securities during the year ended December 31, 2009 and none are intended at the present time.

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

Overview

Prior to November 30, 2009 and the sale of the assets of the Company, Oldwebsites.com, Inc., operated an online exchange for buying and selling old web sites and domain names. This was through the custom development of websites with a 3 to 5 year time sale horizon.   The Company anticipated capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange.  To date, no websites had been sold through the exchange.

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

The only revenue being recorded by the Company was from an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net pay-per-lead sales generated by customers referred by the Company’s web sites.

Since May 2008, the Company had received accumulative working capital loan proceeds of $54,000 from Cooksmill NetSystems, Inc. the major shareholder of the Company of which $8,000 is unpaid as of December 31, 2009.  Cooksmill NetSystems Inc. is an entity controlled by Mr. Paul Roszel, a Director of the Company and his immediate family, including James Roszel, the President, Chief Executive Officer and a Director of the Company.  This loan was to allow the Company to pay for expenses.  This loan is due on demand and bears no interest.  At this time, the Company had no other external debt.

As the Company could no longer be sustained as a going concern, the Board of Directors recommended discontinuing the operations within Oldwebsites.com, Inc.

The Company recommended that Cooksmill NetSystems, Inc, acquire all of the intangible assets of the Company, which were comprised of twenty-four websites for the debt owed to Cooksmill NetSystems Inc. as of November 30, 2009 of $46,000 in lieu of cash payment.  The Company did not have any cash in order to pay this debt and did not anticipate having the cash in the future to retire this debt. As Cooksmill NetSystems, Inc. is a related party, the gain on sale/forgiveness of debt was recorded as additional paid-in capital as a shareholder contribution.

As the intangible assets of the Company have nominal value the sale price and form of consideration was determined by the recommendation of the Board of Directors in order to dispose of the intangible assets of the Company,  discontinue the ongoing losses occurring, and eliminate the debt owed by the Company.  No negotiations of this proposed divestiture we engaged in by the Board of Directors due to a conflict of interest.

The recommendation for Cooksmill NetSystems, Inc. to acquire the intangible assets of the Company in lieu of payment of the debt owed to Cooksmill NetSystems Inc. was directly referred to the shareholders for vote.   Cooksmill NetSystems, Inc, Paul Roszel and his immediate family including James Roszel, as the related parties, withheld their votes from this proposal, allowing the minority shareholders to vote on this matter.

Mr. James Roszel and Mr. Paul Roszel, are both principals of Cooksmill NetSystems Inc. and members of the Board of Directors of the Company.  Due to this potential conflict of interest the Board of Directors did not engage in any negotiations and referred this proposal directly to the shareholders for approval.  The acquisition of all of the intangible assets of Oldwebsites.com, Inc. by Cooksmill NetSystems Inc. would benefit the shareholders of the Company in that this would retire the debt owed to Cooksmill NetSystems Inc., it would discontinue the continuing losses of the Company, and would position the Company to be more attractive for potential transactions including, but not limited to, corporate merger or acquisition.  At this time the Company has not entered into any potential transactions related to corporate merger or acquisition.

At the Annual Meeting of Shareholders held on November 25, 2009 the shareholders unanimously approved Cooksmill NetSystems Inc to acquire all of the intangible assets of the Company, which were comprised of twenty-four websites for the debt owed to Cooksmill NetSystems Inc. of $46,000 in lieu of cash payment.  As the operations of the Company consisted solely of the intangible assets comprised of the twenty-four websites, the divestiture of the intangible assets of the Company discontinued all of the operations within Oldwebsites.com.

The completion date of this transaction was at the end of the business day on November 30, 2009.

The shareholders of the Company did not receive any consideration as a result of the sale.  There was no impact from the sale of the intangible assets on the ownership of the Company.  In our view this will not have any federal income tax consequences to the shareholders.

Discontinuing the operations within the Company did not affect its classification as a shell company. The stock of the Company continues to be publicly traded.  The stock of the Company will continue to have a market and be traded on the Over The Counter Bulletin Board (OTCBB).

With the sale of the intangible assets, the Company no longer has any operations or future revenues, and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition.

Results of Operations

The Company has an accumulated deficit, negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company believed that the shift in the focus of the operations would be sufficient to fund its ongoing operations but this was not realized. The Company was unsuccessful in these efforts and discontinued its operations with the sale of its intangible assets on November 30, 2009.

Sales Revenues

	For the Year Ended December 31,
	2009	2008
Sales Revenues	$5,691	$7,627

Prior to November 30, 2009 and the sale of the assets of the Company, Oldwebsites.com, Inc., operated an online exchange for buying and selling old web sites and domain names. This was through the custom development of websites with a 3 to 5 year time sale horizon.   The Company anticipated capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange.  To date, no websites had been sold through the exchange.

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

The only sales revenue being recorded by the Company was from an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net pay-per-lead sales generated by customers referred by the Company’s web sites.

Operating Expenses

	For the Year Ended December 31,
	2009	2008
Operating Expenses	$29,963	$65,145

Operating Expenses decreased in 2009 over 2008 by $35,182. During 2009, management addressed the decreasing sales and drastically cut expenses as far back as possible.

Net Profit / Loss

	For the Year Ended December 31,
	2009	2008
Net Loss	$(24,272)	$(57,518)

The Company shows a net annual loss of $24,272 in 2009.  As discussed above, the only revenue being recorded by the Company was from an affiliate marketing agreement with Cooksmill NetSystems, Inc. As the Company could no longer be sustained as a going concern, management significantly cut expenses to compensate for the decline in revenues.

Cash Position

The Company’s cash position recorded at December 31, 2009 of $1,536 decreased from the December 31, 2008 cash position of $1,758.

This reduction in cash is the direct result of the Company having minimal sales activity while incurring the expenses mentioned above.

The Company had received a working capital loan of $54,000, from Cooksmill NetSystems Inc. to allow the Company to pay for expenses.  This amount due to Cooksmill NetSystems Inc was partially eliminated in exchange for the intangible assets of the Company, leaving a balance of $8,000 as of December 31, 2009.

Future Plans for Expansion

With the sale of the intangible assets the Company no longer has any operations or revenues and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition.

Off Balance Sheet Arrangements

None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

OLDWEBSITES.COM, INC.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Oldwebsites.com, Inc.

We have audited the balance sheets of Oldwebsites.com, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oldwebsites.com, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s sale of operations, negative cash flows from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 11, 2010

OLDWEBSITES.COM, INC
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$1,536	$1,758
Total Assets	1,536	1,758

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	11,600	11,550
Loan payable to related party	8,000	30,000
Total Current Liabilities	19,600	41,550
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Additional paid-in capital	46,000	-
Accumulated deficit	(195,991)	(171,719)
Total Stockholders' Deficit	(18,064)	(39,792)
Total Liabilities and Stockholders' Deficit	$1,536	$1,758

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
STATEMENTS OF OPERATIONS

	For The Years
	Ended December 31,
	2009	2008
Sales	$5,691	$7,627
Selling, general and administrative expenses	(29,963)	(65,145)
Net Loss	$(24,272)	$(57,518)

Basic and Diluted Loss Per Common Share	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

	Common Shares		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2007	7,909,345	$131,927	$-	$(114,201)	$17,726

Net loss for the year ended December 31, 2008	-	-	-	(57,518)	(57,518)
Balance - December 31, 2008	7,909,345	131,927	-	(171,719)	(39,792)

Contribution for related party sale of intangible assets	-	-	46,000	-	46,000

Net loss for the year ended December 31, 2009	-	-	-	(24,272)	(24,272)

Balance - December 31, 2009	7,909,345	$131,927	$46,000	$(195,991)	$(18,064)

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2009	2008
Cash Flows From Operating Activities:
Net loss	$(24,272)	$(57,518)
Changes in assets and liabilities:
Accrued expenses	50	4,250
Net Cash Used in Operating Activities	(24,222)	(53,268)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:
Cash proceeds from loan payable to related party	24,000	30,000
Cash Flows Provided by Financing Activities	24,000	30,000
Net Change in Cash	(222)	(23,268)
Cash at Beginning of Period	1,758	25,026
Cash at End of Period	$1,536	$1,758

Non-cash Investing and Financing Activities:
Shareholder contribution from related party sale of ingangible assets in lieu of payment of related party loan payable	$46,000	$-

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the financial position of Oldwebsites.com, Inc. (the Company) and the results of the operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Business Condition – These financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2009, the Company has an accumulated deficit of $195,991 and has experienced negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company believed that the recent reduction in operating expenses would be sufficient to fund its ongoing operations but this was not realized. The Company was unsuccessful in these efforts and discontinued its operations with the sale of its intangible assets on November 30, 2009, as further described in Note 2. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operations – All of the intangible assets of the Company, with a zero book value, were sold on November 30, 2009 resulting in the discontinuing of all operations of the Company.

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

Revenue Recognition – Through November 30, 2009, the Company had an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

Income Taxes — The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled.  Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of selling, general and administrative expense.

Basic and Diluted Income (Loss) per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of December 31, 2009 and 2008, the Company had no common stock equivalents outstanding.

Subsequent Events – Subsequent events have been evaluated through March 11, 2010, the date which these financial statements were available to be issued.

NOTE 2-RELATED PARTY TRANSACTIONS

The Company had an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary, Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such, Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.

As of November 30, 2009, the Company had received a loan of $46,000 from Cooksmill NetSystems, Inc. This loan was eliminated on November 30, 2009 in exchange for the intangible assets of the Company through a shareholder contribution to additional paid-in capital.  Additional working capital loans of $8,000 were received during December 2009.  These loans enable the Company to pay expenses such as legal and accounting fees.  This note payable is due on demand and bears no interest.

Cooksmill NetSystems Inc. provided Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service were billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the years ended December 31, 2009 and 2008 were $8,250 and $9,000, respectively.

All management and staff were retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them had no definite duration and would continue as necessary for the conduct of business by the Company. Inter-Continental assigned and provided employees to the Company as long as the Company required them and could pay the associated costs. Inter-Continental provided services to and for the Company by employees of Inter-Continental. There was no mark-up or other charges incurred by the Company from Inter-Continental and the Company paid the same amount for services for the Inter-Continental employees, as did Inter-Continental.  The management/staff charges for the years ended December 31, 2009 and 2008 were $0 and $19,319, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

The Company has office space in a facility owned by the family of the President of the Company.

NOTE 3-STOCKHOLDERS' EQUITY

The Company is authorized to issue 150,000,000 common shares with no par value.

On June 6, 2007 Maydao Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to Maydao Corporation common shareholders.  On September 7, 2007, the common shareholders of record of Maydao Corporation received one share of Oldwebsites.com, Inc. for every ten shares of Maydao Corporation.   The remaining undistributed share balance of 1,190,655 shares was returned to the company.   The balance of issued and outstanding shares of Oldwebsites.com, Inc. as of December 31, 2009 is 7,909,345.

NOTE 4-INCOME TAXES

The Company files tax returns in the U.S. Federal jurisdiction and, in the state of Utah.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2006. During the years ended December 31, 2009 and 2008, the Company did not recognize interest and penalties.

Deferred tax assets are comprised of the following at December 31, 2009 and 2008:

December 31,	2009	2008
Operating Loss Carry Forward	$43,234	$51,339
Less: Valuation allowances	(43,234)	(51,339)
Net Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2009 and 2008 due to the realization of net operating loss carry-forwards.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax loss with the provision for income taxes for the years ended December 31:

For the years ended December 31,	2009	2008
Tax benefit at statutory rate 34%	$(8,252)	$(19,556)
Non-deductible expenses	17,158	-
Benefit of operating loss carryforwards	(4,346)	-
Change in deferred tax asset valuation allowance	(3,759)	21,454
Other	(801)	(1,898)
Net Income Tax Expense	$-	$-

The Company has U.S. federal operating loss carry forwards of $115,909 that expire from 2020 through 2029. The uses of U.S. operating loss carry forwards are limited and may not be available to offset future income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There are currently no disagreements or changes pending with the Company’s accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls: We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures

Management’s Report on Internal Control over Financial Reporting: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

James Roszel	28	Chairman of the Board,	08/99 to Present
(Note 1)		President

Paul Roszel	53	Director	08/99 to Present
(Note 1)

Terrence Millie	32	Director	08/99 to Present

Richard Ivanovick, C.A.	69	Chief Financial Officer	08/99 to Present

(Note 1)  James Roszel is the son of Paul Roszel

For the past nine years James Roszel has been responsible for the ongoing marketing, and participated in business development, of Maydao Corporation.  James Roszel is a Director of Maydao Corporation and Scrap China Corporation, a former wholly owned subsidiary of Maydao Corporation. James Roszel has been the President and a Director of Oldwebsites.com, Inc., formerly Fiberglass.com, Inc., since its inception.

For the past thirteen years Paul Roszel has been responsible for the ongoing development and promotion of Maydao Corporation.  Mr. Roszel is the founding director, Chairman of the Board and President, of Maydao Corporation. Paul Roszel is the Chief Executive Officer and President of Scrap China Corporation, a former wholly owned subsidiary of Maydao Corporation.  Mr. Roszel has over 30 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

For the past nine years Terrence Millie has been involved in the development of Oldwebsites.com, Inc. formerly Fiberglass.com, Inc. He has also been involved in the development of Maydao Corporation and of Scrap China Corporation, a former wholly owned subsidiary of Maydao Corporation.

Richard R. Ivanovick C.A. joined the Company in August 1999 as the Chief Financial Officer.  For the past 30 years, Richard R. Ivanovick C.A. has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, in the Guelph, Ontario area.  Richard R. Ivanovick is the Chief Financial Officer and Director of Maydao Corporation and Scrap China Corporation, a former wholly owned subsidiary of Maydao Corporation.

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

Involvement in Certain Legal Proceedings

None

ITEM 11. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2009 and 2008 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary
James Roszel, President & Chairman	2009	-
	2008	19,319

Paul Roszel, Director	2009	-
	2008	-

Terrence Millie, Director	2009	-
	2008	-

Richard R. Ivanovick, CFO	2009	-
	2008	-

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
	(Note 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Paul Roszel	242,066 shares (voting)	3.06%
	(Note 1 & 2)
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
Note (2) James Roszel is the son of Paul Roszel

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had an agreement with Inter-Continental Recycling, Inc., an Ontario Corporation with its head office address at 7 Darren Place, Guelph Ontario. Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel and his immediate family. Inter-Continental Recycling Inc. operates a pool of qualified personnel, working on development projects, computer programming updates and sales activities for various companies.  From this pool of personnel, Inter-Continental assigned and provided employees to the Company as long as the Company required them and could pay the associated costs.

Through November 2009, Oldwebsites.com, Inc. was billed $750 monthly for direct costs for web hosting fees and utilization of bandwidth. The Company was also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

Cooksmill NetSystems, Inc. is a wholly owned subsidiary of Inter-Continental Recycling Inc. a company that is owned and beneficially held by Mr. Paul Roszel, a director of the Company.  Mr. Roszel and his immediate family own 3,982,113 common shares of Oldwebsites.com, Inc.

As of November 30, 2009, the Company had received a working capital loan of $46,000, from Cooksmill NetSystems, Inc. to allow the Company to pay for expenses.  This loan was eliminated in exchange for the intangible assets of the Company on November 30, 2009.   Additional working capital loans of $8,000 were received in December 2009 from Cooksmill NetSystems Inc.  The Company anticipates that Cooksmill NetSystems, Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Mr. Paul Roszel, through his holdings, controls the majority of the shares in Oldwebsites.com, Inc.

Paul Roszel is the Chief Executive Officer and founding director of Maydao Corporation, the former parent Company of Oldwebsites.com, Inc.  James Roszel is the son of Paul Roszel.

There are no other transactions during 2009, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options; option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

Officers, directors, and greater than 5% shareholders, of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

Promoters of the Company

The promoter of the Company is Mr. Paul Roszel. Mr. Roszel is the founding Director and CEO of Maydao Corporation, the parent company of Oldwebsites.com, Inc.

Description of Securities

The Company is authorized to issue 150,000,000 common shares with no par value of which 7,909,345 common shares were issued and outstanding at December 31, 2009.

On June 6, 2007, Maydao Corporation, the former parent Company announced a pro-rata spin-off of all shares of Oldwebsites.com, Inc. to its shareholders effective September 7, 2007.

The common shareholders of Maydao received one share of Oldwebsites.com, Inc. for every ten shares of Maydao common stock.  The Board of Directors of Maydao decided to distribute the Oldwebsites.com, Inc. shares to the Maydao shareholders to benefit its shareholders and to separate the different lines of business.

As of the date of the spin-off, Oldwebsites.com, Inc. functioned as its own fully reporting entity.

There are no provisions in the amended Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued and the Company does not contemplate issuing any in the near future.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell P.C. served as the Company’s Independent Registered Public Accountants for the year ended December 31, 2009 and are expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell P.C. for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Audit Fees	$15,000	$14,250
Audit related	-	-
Tax	1,700	1,400
All other	-	-
Total	$16,700	$15,650

Audit Fees.  Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements and review of and preparation of consents for registration statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

Audit Committee Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.
Part IV

ITEM 15. EXHIBITS

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

Oldwebsites.com, Inc.

March 15, 2010

BY: /s/ James Roszel
James Roszel, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

March 15, 2010

BY: /s/ James Roszel
James Roszel, President

March 15, 2010

BY: /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO