Form 10-Q
period 2010-03-31
Oldwebsites.com, Inc.
filed 2010-05-07
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED:  March 31, 2010

OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM   TO __________

Commission File Number 000-52546

Oldwebsites.com, Inc.
(Name of Small business Issuer in its charter)
Utah	98-0212805
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.oldwebsites.com
 (Web Address)

(Copies to:)
 Steve Taylor, 175 East 400 South, Suite 900 Salt Lake City, Utah, 84111              801 578-3283

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  May 6, 2010  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED March 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$540	$1,536
Total Assets	540	1,536

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	11,250	11,600
Loan payable to related party	11,000	8,000
Total Current Liabilities	22,250	19,600
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares
authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Additional paid-in capital	46,000	46,000
Accumulated deficit	(199,637)	(195,991)
Total Stockholders' Deficit	(21,710)	(18,064)
Total Liabilities and Stockholders' Deficit	$540	$1,536

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months
	Ended March 31,
	2010	2009
Sales	$-	$1,685
Selling, general and administrative expenses	(3,646)	(5,493)
Net Loss	$(3,646)	$(3,808)

Basic and Diluted Loss Per Common Share	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,	2010	2009
Cash Flows From Operating Activities:
Net loss	$(3,646)	$(3,808)
Changes in assets and liabilities:
Accrued expenses	(350)	88
Net Cash Used in Operating Activities	(3,996)	(3,720)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:
Cash proceeds from loan payable to related party	3,000	3,000
Cash Flows Provided by Financing Activities	3,000	3,000

Net Change in Cash	(996)	(720)
Cash at Beginning of Period	1,536	1,758
Cash at End of Period	$540	$1,038

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

The Company then turned its focus to the operation and further development of this exchange while still continuing with its portal services for the composite materials industry as a secondary line of business.

At the Annual Meeting of Shareholders held on November 25, 2009, the shareholders unanimously approved the sale of the intangible assets of the Company to Cooksmill NetSystems Inc.  These intangible assets which were comprised of twenty-four websites with a zero basis, were sold in exchange for the debt owed to Cooksmill NetSystems Inc. of $46,000 in lieu of cash payment.  As the operations of the Company consisted solely of these intangible assets the divestiture of the intangible assets of the Company discontinued all of the operations within Oldwebsites.com. As Cooksmill NetSystems, Inc. is a related party, the gain on sale/forgiveness of debt was recorded as additional paid-in capital as a shareholder contribution.

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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

NOTE 2–RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company has received advances of $11,000 from Cooksmill NetSystems, Inc.  These funds were advanced to the Company for payment of expenses such as legal and accounting within normal payment terms.
This advance is due on demand and bears no interest.

Cooksmill NetSystems, Inc. is a wholly owned subsidiary of Inter-Continental Recycling Inc. Inter-Continental Recycling Inc. is the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, a Director of the Company, and his immediate family including James Roszel, the President and Chief Executive Officer of the Company.

NOTE 3–STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares with no par value.

NOTE 4–BASIC AND DILUTED LOSS PER COMMON SHARE

At March 31, 2010 and 2009, the Company had no common stock equivalents outstanding.

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

Results of Operations

Organization and Nature of Operations — Oldwebsites.com, Inc., formerly Fiberglass.com, operated an exchange for buying and selling old web sites and domain names.  The Company anticipated capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange. On February 16, 2007, the Company changed its name from Fiberglass.com, Inc. to Oldwebsites.com, Inc.

Oldwebsites.com, Inc. offered services to grow organic and natural search traffic to the web sites listed in the exchange.  The Company believed that the true value of a web site was in the traffic it generated.  Websites that utilized the exchange would be monetized using the services available to the Company.

The Company's marketing strategy was designed to strengthen and increase traffic to the websites listed in the oldwebsites.com exchange.

To date, no websites had been sold through the exchange.

At a board meeting held on September 24, 2009, the Board of Directors decided that due to the economic downturn, that the Company could no longer sustain the business plan of the development of websites with a 3 to 5 year time sale horizon.  As the Company had accumulated deficits, negative cash flows from operations, and losses since inception the Company could no longer sustain these operations as a going concern.

The only revenue being recorded by the Company was from an affiliate arketing agreement with Cooksmill NetSystems, Inc.  Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net pay-per-lead sales generated by customers referred by the Company’s web sites.

As the Company could no longer be sustained as a going concern, the Board of Directors recommended discontinuing the operations within Oldwebsites.com, Inc.

Since May 2008, the Company had received accumulative working capital loan proceeds from Cooksmill NetSystems, Inc. the major shareholder of the Company.  Cooksmill NetSystems Inc. is an entity controlled by Mr. Paul Roszel, a Director of the Company and his immediate family, including James Roszel, the President, Chief Executive Officer and a Director of the Company.  This loan was to allow the Company to pay for expenses.  This loan is due on demand and bears no interest.  At this time, the Company had no other external debt.

The Company recommended that Cooksmill NetSystems, Inc, acquire all of the intangible assets of the Company, which were comprised of twenty-four websites with a zero basis, for the debt owed to Cooksmill NetSystems Inc. as of November 30, 2009 of $46,000 in lieu of cash payment.  The Company did not have any cash in order to pay this debt and did not anticipate having the cash in the future to retire this debt. As Cooksmill NetSystems, Inc. is a related party; the gain on sale/forgiveness of debt was recorded as additional paid-in capital as a shareholder contribution.

As the intangible assets of the Company had nominal value the sale price and form of consideration was determined by the recommendation of the Board of Directors in order to dispose of the intangible assets of the Company, discontinue the ongoing losses occurring, and eliminate the debt owed by the Company.  The Board of Directors due to a conflict of interest engaged in no negotiations of this proposed divestiture.

The acquisition of all of the intangible assets of Oldwebsites.com, Inc. by Cooksmill NetSystems Inc. would benefit the shareholders of the Company in that this would retire the debt owed to Cooksmill NetSystems Inc., as of November 30, 2009, it would discontinue the continuing losses of the Company, and would position the Company to be more attractive for potential transactions including, but not limited to, corporate merger or acquisition.  At this time the Company has not entered into any potential transactions related to corporate merger or acquisition.

At the Annual Meeting of Shareholders held on November 25, 2009, the shareholders unanimously approved the sale of the Company’s intangible assets to Cooksmill NetSystems Inc. As the operations of the Company consisted solely of the intangible assets comprised of the twenty-four websites, the divestiture of the intangible assets of the Company discontinued all of the operations within Oldwebsites.com.

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

Business Condition - The Company has an accumulated deficit, negative cash flows from operations and losses since inception. This situation raised substantial doubt about its ability to continue as a going concern.  The Company believed that the shift in the focus of the operations would be sufficient to fund its ongoing operations but this was not realized. The Company was unsuccessful in these efforts and discontinued its operations with the sale of its intangible assets on November 30, 2009.

Sales Revenue
	For the Three Months Ended
	March 31,
	2009	2009

Sales Revenues	$0	$1,685

With the sale of the intangible assets, the Company no longer has any operations or revenues.

Operating Expenses

	For the Three Months Ended
	March 31,
	2010	2009

General and Administrative Expenses	$3,646	$5,493

With the sale of the intangible assets, the Company no longer has any operations.  As such, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $11,000 from Cooksmill NetSystems Inc. to pay for expenses.  Expenses incurred during the first quarter of 2010 where: Office and Administrative Charges of $210, Legal and Accounting of $3,300, and Bank Charges of $36.  These funds were advanced so that the Company could pay for these expenses incurred.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss

	For the Three Months Ended
	March 31,
	2010	2009

Net Loss	$(3,646)	$(3,808)

As discussed above, with the sale of the intangible assets, the Company no longer has any operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursues potential transactions including, but not limited to, financings, corporate merger or acquisition.

Liquidity and Capital Resources

	March 31,	December 31,
	2010	2009

Cash on Hand	$540	$1,536

The Company’s cash position recorded at March 31, 2010 of $540 has decreased from the December 31, 2009 cash position of $1,536.

This reduction in cash is the direct result of the Company having no operations while incurring the expenses mentioned above.

As of March 31, 2010, the Company has received working capital loan proceeds of $11,000, from Cooksmill NetSystems Inc. to enable the Company to pay for its expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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
.

Management’s Report on Internal Control over Financial Reporting: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oldwebsites.com, Inc

May 6, 2010	/s/ James Roszel
James Roszel, President

May 6, 2010	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer