Form 10-Q
period 2010-06-30
Oldwebsites.com, Inc.
filed 2010-08-11
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  August 11, 2010  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED June 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$237	$1,536
Total Assets	237	1,536

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	12,255	11,600
Loan payable to related party	13,000	8,000
Total Current Liabilities	25,255	19,600
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares
authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Additional paid-in capital	46,000	46,000
Accumulated deficit	(202,945)	(195,991)
Total Stockholders' Deficit	(25,018)	(18,064)
Total Liabilities and Stockholders' Deficit	$237	$1,536

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Sales	$-	$1,178	$-	$2,863
Selling, general and administrative expenses	(3,308)	(5,745)	(6,954)	(11,238)
Net Loss	$(3,308)	$(4,567)	$(6,954)	$(8,375)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345	7,909,345	7,909,345

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2010	2009
Cash Flows From Operating Activities:
Net loss	$(6,954)	$(8,375)
Changes in assets and liabilities:
Accrued expenses	655	(3,413)
Net Cash Used in Operating Activities	(6,299)	(11,788)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:
Cash proceeds from loan payable to related party	5,000	11,000
Cash Flows Provided by Financing Activities	5,000	11,000

Net Change in Cash	(1,299)	(788)
Cash at Beginning of Period	1,536	1,758
Cash at End of Period	$237	$970

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

At the Annual Meeting of Shareholders held on November 25, 2009, the shareholders unanimously approved the sale of the intangible assets of the Company to Cooksmill NetSystems Inc.  These intangible assets, which were comprised of twenty-four websites with a zero basis, were sold in exchange for the debt owed to Cooksmill NetSystems Inc. of $46,000 in lieu of cash payment.  As the operations of the Company consisted solely of these intangible assets the divestiture of the intangible assets of the Company discontinued all of the operations within Oldwebsites.com. As Cooksmill NetSystems, Inc. is a related party; the gain on sale/forgiveness of debt was recorded as additional paid-in capital as a shareholder contribution.

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

NOTE 2–RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company has received advances of $13,000 from Cooksmill NetSystems, Inc.  These funds were advanced to the Company for payment of expenses such as legal and accounting within normal payment terms.
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

At June 30, 2010 and 2009, the Company had no common stock equivalents outstanding.

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

Sales Revenues
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales Revenues	$-	$1,178	$-	$2,863

With the sale of the intangible assets, the Company no longer has any operations or revenues.

Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

General and Administrative Expenses	$3,308	$5,745	$6,954	$11,238

With the sale of the intangible assets, the Company no longer has any operations.  As such, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $13,000 from Cooksmill NetSystems Inc. to pay for expenses.  Expenses incurred during the first six months of 2010 where: Office and Administrative Charges of $485, Legal and Accounting of $6,300, and Bank Charges of $69.  These funds were advanced so that the Company could pay for these expenses incurred.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Loss	$(3,308)	$(4,567)	$(6,954)	$(8,375)

As discussed above, with the sale of the intangible assets, the Company no longer has any operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursues potential transactions including, but not limited to, financings, corporate merger or acquisition.

Liquidity and Capital Resources

	June 30,	December 31,
	2010	2009

Cash on Hand	$237	$1,536

The Company’s cash position recorded at June 30, 2010 of $237 has decreased from the December 31, 2009 cash position of $1,536.

This reduction in cash is the direct result of the Company having no operations while incurring the expenses mentioned above.

As of June 30, 2010, the Company has received working capital loan proceeds of $13,000, from Cooksmill NetSystems Inc. to enable the Company to pay for its expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

Oldwebsites.com, Inc

August 11, 2010	/s/ James Roszel
James Roszel, President

August 11, 2010	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer