Form 10-Q
period 2010-09-30
Oldwebsites.com, Inc.
filed 2010-11-12
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED:  September 30, 2010

OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number 000-52546

Oldwebsites.com, Inc.
--------------------------------------------------------
(Name of Small business Issuer in its charter)

Utah	98-0212805
-------------------------------------	-----------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4804 Skycrest Park Cove, Salt Lake City, Utah	84108	801-531-0404
--------------------------------------------------------------------	---------	-----------------------------------
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.oldwebsites.com
----------------------------------------------
(Web Address)
(Copies to:)
 Steve Taylor, 4804 Skycrest Park Cove, Salt Lake City, Utah, 84108              801 578-3283

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  November 12, 2010  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED September 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$384	$1,536
Total Assets	384	1,536

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	11,255	11,600
Loan payable to related party	17,500	8,000
Total Current Liabilities	28,755	19,600
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Additional paid-in capital	46,000	46,000
Accumulated deficit	(206,298)	(195,991)
Total Stockholders' Deficit	(28,371)	(18,064)
Total Liabilities and Stockholders' Deficit	$384	$1,536

  See the accompanying notes to the condensed unaudited financial statements

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months		For The Nine Months
	Ended Sept 30,		Ended Sept 30,
	2010	2009	2010	2009
Sales	$-	$1,521	$-	$4,384
Selling, general and administrative expenses	(3,353)	(8,359)	(10,307)	(19,597)
Net Loss	$(3,353)	$(6,838)	$(10,307)	$(15,213)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345	7,909,345	7,909,345

 See the accompanying notes to the condensed unaudited financial statements

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,	2010	2009
Cash Flows From Operating Activities:
Net loss	$(10,307)	$(15,213)
Changes in assets and liabilities:
Accrued expenses	(345)	(882)
Net Cash Used in Operating Activities	(10,652)	(16,095)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:
Cash proceeds from loan payable to related party	9,500	16,000
Cash Flows Provided by Financing Activities	9,500	16,000
Net Change in Cash	(1,152)	(95)
Cash at Beginning of Period	1,536	1,758
Cash at End of Period	$384	$1,663

   See the accompanying notes to the condensed unaudited financial statements

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

NOTE 2–RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company has received advances of $17,500 from Cooksmill NetSystems, Inc.  These funds were advanced to the Company for payment of expenses such as legal and accounting within normal payment terms.
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

At September 30, 2010 and 2009, the Company had no common stock equivalents outstanding.

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

No websites were sold through the exchange.

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

Business Condition - The Company has an accumulated deficit, negative cash flows from operations and losses since inception. This situation raised substantial doubt about its ability to continue as a going concern.  The Company believed that the shift in the focus of the operations would be sufficient to fund its ongoing operations but that was not realized. The Company was unsuccessful in these efforts and discontinued its operations with the sale of its intangible assets on November 30, 2009.

Sales Revenues
	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2010	2009	2010	2009

Sales Revenues	$-	$1,521	$-	$4,384

With the sale of the intangible assets, the Company no longer has any operations or revenues.

Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2010	2009	2010	2009

General and Administrative Expenses	$3,353	$8,359	$10,307	$19,597

With the sale of the intangible assets, the Company no longer has any operations.  As such, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $17,500 from Cooksmill NetSystems Inc. to pay for expenses.  Expenses incurred during the first nine months of 2010 where: Office and Administrative Charges of $805, Legal and Accounting of $9,300, and Bank Charges of $102.  These funds were advanced so that the Company could pay for these expenses incurred.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Loss	$(3,353)	$(6,838)	$(10,307)	$(15,213)

As discussed above, with the sale of the intangible assets, the Company no longer has any operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursues potential transactions including, but not limited to, financings, corporate merger or acquisition.

Liquidity and Capital Resources
	September 30,	December 31,
	2010	2009

Cash on Hand	$384	$1,536

The Company’s cash position recorded at September 30, 2010 of $384 has decreased from the December 31, 2009 cash position of $1,536.

This reduction in cash is the direct result of the Company having no operations while incurring the expenses mentioned above.

As of September 30, 2010, the Company has received working capital loan proceeds of $17,500, from Cooksmill NetSystems Inc. to enable the Company to pay for its expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Disclosure Controls and Procedures: Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Filed on August 18, 2010
Item 8.01    Other Events

Effective August 15, 2010, Oldwebsites.com, Inc. has re-located.
The new head office address for the Company is as follows:

Oldwebsites.com, Inc		Mailing Address:
4804 Skycrest Park Cove	or	P.O. Box 58228
Salt Lake City, Utah		Salt Lake City, Utah
USA 84108		USA, 84158
Telephone: 801 531 0404
Fax: 801 531 0707
Website: www.oldwebsites.com
Email: info@oldwebsites.com

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oldwebsites.com, Inc

November 12, 2010
James Roszel, President

November 12, 2010
Richard Ivanovick, C.A., Chief Financial and Accounting Officer