Form 10-K/A
period 2009-12-31
Oldwebsites.com, Inc.
filed 2010-11-18
CIK 1391570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Amendment to the Annual Report of Form 10-K for the Year Ended December 31, 2009

Explanatory Note

Oldwebsites.com, Inc. (the "Company") is filing this Amendment on Form 10-K/A to amend our annual report filed on Form 10-K for the period ended December 31, 2009 which was originally filed on March 15, 2010.

Our annual report failed to include "The Management Report on Internal Control over Financing Reporting". Additionally, our original annual report concluded that our disclosure controls and procedures to be effective. With the failure to include the Management Report on Internal Control over Financing Reporting it was re-assessed that the disclosure controls and procedures were in fact not effective.

This amendment includes a revised report in Item 9A (T) to include "The Management Report on Internal Control over Financial Reporting".

This amendment includes a revised report in Item 9A (T) of our disclosure controls and procedures which we have reassessed and deemed not effective at the time of filing our original 10-K report due to not including The Management Report on Internal Control over Financial Reporting.

Also ammended in this revised report are the Principal Executive Officer and Principal Financial Officer certifications for the fiscal 2009 Form 10-K to include the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K

All other disclosures and exhibits as filed in our Form 10-K filed on March 15, 2010 are hereby incorporated by reference.

There are no other changes to the original Form 10-K, other than those outlined in this document.

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

Management’s Report on Disclosure Controls and Procedures: Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report; our disclosure controls and procedures were not effective.

The Company’s disclosure controls and procedures were not effective due to the "Management’s Report on Internal Control over Financial Reporting" not being included in the Form 10-K for the year ended December 31, 2009 as required by Item 308T(a) and (b) of Regulation S-K.  Management had in fact performed this evaluation and to correct this reporting omission, the Form 10-K for the year ended December 31, 2009 has been amended to include the “Management Report on Internal Control over Financial Reporting”.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

At December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report on internal control over financial reporting (“Annual Report”) does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

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

November 18, 2010

BY: /s/ James Roszel
James Roszel, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

November 18, 2010

BY: /s/ James Roszel
James Roszel, President

November 18, 2010

BY: /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO