Form 10-Q/A
period 2010-06-30
Oldwebsites.com, Inc.
filed 2010-11-18
CIK 1391570

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  August 11, 2010  -  7,909,345 common shares

Amendment to the Report of Form 10-Q for the Quarter Ended June 30, 2010

Explanatory Note

Oldwebsites.com, Inc. (the "Company") is filing this Amendment on Form 10-Q/A to amend our quarterly report filed on Form 10-Q for the period ended June 30, 2010 which was originally filed on August 11, 2010.

The conclusions of the Chief Financial Officer and Chief Executive Officer's in regards to the effectiveness of the Company's disclosure controls and procedures was included in the quarterly report under Item 4T. COntrols and Procedures, filed on Form 10-Q for the period ended June 30, 2010, but was under an incorrect heading of "Management's Report on Internal Control over Financial Reporting".  The amendment corrects this incorrect heading of the conclusions to the effectiveness of the Company's disclosure controls and procedures.

Also amended in this revised report are the Principal Executive Officer and Principal Financial Officer certifications for the quarterly report filed on Form 10-Q for the period ended June 30, 2010 to include the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K

There are no other changes to the original Form 10-Q, other than those outlined in this document.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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