Form 10-K
period 2010-12-31
Oldwebsites.com, Inc.
filed 2011-03-24
CIK 1391570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 000-52546

Oldwebsites.com, Inc.
(Name of Small business Issuer in its charter)

Utah	98-0212805
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4804 Skycrest Park Cove Salt Lake City, Utah	84108	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.oldwebsites.com
 (Web Address)

(Copies to:)
Steve Taylor, 4804 Skycrest Park Cove Salt Lake City, Utah 84108              801 578-3283

Securities to be registered under Section 12 (b) of the Act:
Title of each class: N/A
Name of each exchange on which Registered:  N/A

Securities to be registered under Section 12(g) of the Act:  Common Shares No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                     Yes (  )        No ( x )

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ( x )        No( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [ ]

As at June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.02 and $0.02 respectively, namely $0.02 x 4,885,768 common shares outstanding was $97,715.

As of March 23, 2011, there were 7,909,345 shares of $0.00 par value common stock outstanding.

Oldwebsites.com, Inc.
INDEX

Table of Contents

Part I

Part II

Part III

Part IV

Item 15	Exhibits, Financial Statement Schedules	26

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

At a board meeting held on September 24, 2009, the Board of Directors decided that due to the economic downturn, that the Company could no longer sustain the business plan of the development of websites with a 3 to 5 year time sales horizon.  As the Company had accumulated deficits, negative cash flows from operations, and losses since inception, the Company could no longer sustain these operations as a going concern.

The Company recommended that Cooksmill NetSystems, Inc, acquire all of the intangible assets of the Company, which were comprised of twenty-four websites for the debt owed to Cooksmill NetSystems Inc. of $46,000 in lieu of cash payment.  The Company did not have any cash in order to pay this debt and did not anticipate having the cash in the future to retire this debt.

As the intangible assets of the Company had nominal value, the sale price and form of consideration was determined by the recommendation of the Board of Directors in order to dispose of the intangible assets of the Company, to discontinue the ongoing losses occurring, and to eliminate the debt owed by the Company.

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

Discontinuing the operations within the Company did not affect its classification as a shell company. The stock of the Company continues to have a market and to be publicly traded on the Over The Counter Bulletin Board (OTCBB).

Additional information about this transaction can be viewed in the Definitive Proxy Statement, as previously filed on November 10, 2009.

Mission
The Company no longer has any operations or revenues and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition.

Bankruptcy, receivership or similar proceeding
None

Employees
The Company has no employees.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.       PROPERTIES

Facilities
The Company does not currently own any operating facilities.  The Company’s corporate offices are located at 4804 Skycrest Park Cove, Salt Lake City, Utah.  The Company also maintains shared office space at 7 Darren Place, Guelph, Ontario, Canada. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities.

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

On April 15, 2008 FINRA (Financial Industry Regulatory Authority) cleared the request for an unpriced quotation on the OTC Bulletin Board for Oldwebsites.com, Inc common stock.  The stock symbol for Oldwebsites.com, Inc. is “OLDW”.  The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter for the years ended December 31, 2010 and 2009. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter	High Bid	Low Bid
1st Quarter, 2010	$0.04	$0.01
2nd Quarter, 2010	$0.04	$0.01
3rd Quarter, 2010	$0.02	$0.01
4th quarter, 2010	$0.06	$0.01

Fiscal Quarter	High Bid	Low Bid
1st Quarter, 2009	$0.06	$0.02
2nd Quarter, 2009	$0.10	$0.02
3rd Quarter, 2009	$0.03	$0.02
4th quarter, 2009	$1.01	$0.02

As of December 31, 2010, the number of shareholders of record of the Company’s common shares was 699.  The Company has not declared or paid any cash dividends.  It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Recent Sales of Unregistered Securities
The Company has made no offers or sales of unregistered securities during the year ended December 31, 2010 and none are intended at the present time.

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

Since May 2008, the Company has received accumulative working capital loan proceeds of $74,300 from Cooksmill NetSystems, Inc., the major shareholder of the Company, of which $28,300 is unpaid as of December 31, 2010.  Cooksmill NetSystems Inc. is an entity controlled by Mr. Paul Roszel, a Director of the Company and his immediate family, including James Roszel, the President, Chief Executive Officer and a Director of the Company.  This loan was to allow the Company to pay for expenses.  This loan is due on demand and bears no interest.  At this time, the Company had no other external debt.

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

As the intangible assets of the Company had nominal value the sale price and form of consideration was determined by the recommendation of the Board of Directors in order to dispose of the intangible assets of the Company, discontinue the ongoing losses occurring, and eliminate the debt owed by the Company.  No negotiations of this proposed divestiture were engaged in by the Board of Directors due to a conflict of interest.

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

Results of Operations

Business Condition - The Company has accumulated deficits, negative cash flows from operations and losses since inception. This situation raised substantial doubt about its ability to continue as a going concern.  The Company believed that the shift in the focus of the operations would be sufficient to fund its ongoing operations, but that was not realized. The Company was unsuccessful in these efforts and discontinued its operations with the sale of its intangible assets on November 30, 2009.

Sales Revenues
	For the Year Ended December 31,
	2010	2009

Sales Revenues	$-	$5,691

Prior to November 30, 2009 and the sale of the assets of the Company, Oldwebsites.com, Inc., operated an online exchange for buying and selling old web sites and domain names. This was through the custom development of websites with a 3 to 5 year time sale horizon.   The Company anticipated capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange.  No websites were sold through the exchange.

The only sales revenue being recorded by the Company was from an affiliate marketing agreement with Cooksmill NetSystems, Inc.  Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net pay-per-lead sales generated by customers referred by the Company’s web sites.

With the sale of the intangible assets, on November 30, 2009, the Company no longer has any operations or revenues.

Operating Expenses
	For the Year Ended December 31,
	2010	2009

Operating Expenses	$22,122	$29,963

With the sale of the intangible assets, the Company no longer has any operations.  As such, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $28,300 from Cooksmill NetSystems Inc. to pay for expenses.  Expenses incurred during the year ended December 31, 2010 were: Office and Administrative Charges of $2,960, Postage of $800, Legal and Accounting of $17,200, Travel Expense of $936, and Bank Charges of $226.  These funds were advanced so that the Company could pay for these expenses incurred.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	2010	2009

Net Loss	$(22,122)	$(24,272)

As discussed above, with the sale of the intangible assets, the Company no longer has any operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursues potential transactions including, but not limited to, financings, corporate merger or acquisition.

Cash Position
The Company’s cash position recorded at December 31, 2010 of $371 has decreased from the December 31, 2009 cash position of $1,536.

This reduction in cash is the direct result of the Company having no operations while incurring the expenses mentioned above.

Advances from Related Party
As of December 31, 2010 and 2009, the Company has a working capital loan of $28,300 and $8,000 payable to Cooksmill NetSystems Inc. to enable the Company to pay for its expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

OLDWEBSITES.COM, INC.
INDEX TO FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	12

Balance Sheets	13

Statements of Operations	14

Statement of Stockholders' Equity (Deficit)	15

Statements of Cash Flows	16

Notes to Financial Statements	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Oldwebsites.com, Inc.

We have audited the balance sheets of Oldwebsites.com, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oldwebsites.com, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 23, 2011

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS

December 31,	2010	2009
ASSETS
Current Assets
Cash	$371	$1,536
Total Assets	371	1,536

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	12,257	11,600
Loan payable to related party	28,300	8,000
Total Current Liabilities	40,557	19,600
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Additional paid-in capital	46,000	46,000
Accumulated deficit	(218,113)	(195,991)
Total Stockholders' Deficit	(40,186)	(18,064)
Total Liabilities and Stockholders' Deficit	$371	$1,536

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS

	For The Years
	Ended December 31,
	2010	2009
Sales	$-	$5,691
Selling, general and administrative expenses	(22,122)	(29,963)
Net Loss	$(22,122)	$(24,272)

Basic and Diluted Loss Per Common Share	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

	Common Shares		Additional	Accumulated	Stockholders'
	Shares Amount		Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2008	7,909,345	$131,927	$-	$(171,719)	$(39,792)

Contribution for related party sale of intangible assets	-	-	46,000	-	46,000

Net loss for the year ended December 31, 2009	-	-	-	(24,272)	(24,272)

Balance - December 31, 2009	7,909,345	131,927	46,000	(195,991)	(18,064)

Net loss for the year ended December 31, 2010	-	-	-	(22,122)	(22,122)

Balance - December 31, 2010	7,909,345	$131,927	$46,000	$(218,113)	$(40,186)

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2010	2009
Cash Flows From Operating Activities:
Net loss	$(22,122)	$(24,272)
Changes in assets and liabilities:
Accrued expenses	657	50
Net Cash Used in Operating Activities	(21,465)	(24,222)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:
Cash proceeds from loan payable to related party	20,300	24,000
Cash Flows Provided by Financing Activities	20,300	24,000
Net Change in Cash	(1,165)	(222)
Cash at Beginning of Period	1,536	1,758
Cash at End of Period	$371	$1,536

Non-cash Investing and Financing Activities:
Shareholder contribution from related party sale of ingangible assets in lieu of payment of related party loan payable	$-	$46,000

The accompanying notes are an integral part of these financial statements.

OLDWEBSITES.COM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the financial position of Oldwebsites.com, Inc. (the Company) and the results of the operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Business Condition – These financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2010, the Company has accumulated deficits of $218,113 and has experienced negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company believed that the reduction in operating expenses would be sufficient to fund its ongoing operations, but this was not realized. The Company was unsuccessful in these efforts and discontinued its operations with the sale of its intangible assets on November 30, 2009, as further described in Note 2. The Company is currently seeking opportunities for a corporate merger or acquisition transaction. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operations – All of the intangible assets of the Company, with a zero book value, were sold on November 30, 2009 resulting in the discontinuing of all operations of the Company. See discussion in Note 2.

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

Basic and Diluted Income (Loss) per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of December 31, 2010 and 2009, the Company had no common stock equivalents outstanding.

Subsequent Events – Subsequent events have been evaluated through March 23, 2011, the date that these financial statements were issued.

NOTE 2-RELATED PARTY TRANSACTIONS

As of November 30, 2009, the Company had received loans of $46,000 from Cooksmill NetSystems, Inc. This loan was eliminated on November 30, 2009 in exchange for the intangible assets of the Company through a shareholder contribution to additional paid-in capital.  As of December 31, 2010, additional working capital loans of $28,300 have been received.  These loans enable the Company to pay expenses such as legal and accounting fees.  This note payable is due on demand and bears no interest.

Cooksmill NetSystems Inc. provided Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service were billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the years ended December 31, 2010 and 2009 were $0 and $8,250, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

The Company has shared office space in a facility owned by the family of the President of the Company.

NOTE 3-STOCKHOLDERS' EQUITY
The Company is authorized to issue 150,000,000 common shares with no par value.

On June 6, 2007, Maydao Corporation announced the spin-off of Oldwebsites.com, Inc. effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to Maydao Corporation common shareholders.  On September 7, 2007, the common shareholders of record of Maydao Corporation received one share of Oldwebsites.com, Inc. for every ten shares of Maydao Corporation.   The remaining undistributed share balance of 1,190,655 shares was returned to the company.  The balance of issued and outstanding shares of Oldwebsites.com, Inc. as of December 31, 2010 is 7,909,345.

NOTE 4-INCOME TAXES
The Company files tax returns in the U.S. Federal jurisdiction and, in the state of Utah.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2007. During the years ended December 31, 2010 and 2009, the Company did not incur or recognize interest and penalties.

Deferred tax assets are comprised of the following at December 31, 2010 and 2009:

December 31,	2010	2009
Operating Loss Carry Forward	$51,486	$43,234
Less: Valuation allowances	(51,486)	(43,234)
Net Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2010 and 2009 due to the net losses realized.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax loss with the provision for income taxes for the years ended December 31:

For the years ended December 31,	2010	2009
Tax benefit at statutory rate 34%	$(7,521)	$(8,252)
Non-deductible expenses	-	17,158
Benefit of operating loss carryforwards	-	(4,346)
Change in deferred tax asset valuation allowance	8,252	(3,759)
Other	(731)	(801)
Net Income Tax Expense	$-	$-

The Company has U.S. federal operating loss carry forwards of $183,474 that expire from 2020 through 2030. The uses of U.S. operating loss carry forwards are limited and may not be available to offset future income.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There are currently no disagreements or changes pending with the Company’s accountants.

ITEM 9A.     CONTROLS AND PROCEDURES
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

Management’s Report on Disclosure Controls and Procedures: Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report; our disclosure controls and procedures were effective.

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

At December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

James Roszel	29	Chairman of the Board,	08/99 to Present
(Note 1)		President

Paul Roszel	54	Director	08/99 to Present
(Note 1)

Terrence Millie	33	Director	08/99 to Present

Richard Ivanovick, C.A	70	Chief Financial Officer,	08/99 to Present

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

Promoters of the Company
The promoter of the Company is Mr. Paul Roszel. Mr. Roszel is the founding Director and CEO of Maydao Corporation, the former parent company of Oldwebsites.com, Inc.

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

ITEM 11.     EXECUTIVE COMPENSATION
The following table shows compensation earned during the fiscal years 2010 and 2009 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary
James Roszel, President & Chairman	2010	-
	2009	-

Paul Roszel, Director	2010	-
	2009	-

Terrence Millie, Director	2010	-
	2009	-

Richard R. Ivanovick, CFO	2010	-
	2009	-

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title	Name & Address	Amount, Nature & Percentage
of Class	of Beneficial Owner	of Beneficial Ownership

Common	Cooksmill NetSystems, Inc.	3,982,113 shares (voting)	50.35%
	(Note 1)
	7 Darren Place
	Guelph, Ontario Canada

Common	James Roszel
	(Note 2)	92,348 shares (voting)	1.17%
	7 Darren Place
	Guelph, Ontario Canada

Common	Paul Roszel	242,066 shares (voting)	3.06%
	(Note 1 & 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Terrence Millie	158,678 shares (voting)	2.01%
	Beijing, China

Common	Richard R. Ivanovick C.A.	410,563 shares (voting)	5.19%
	23 Cottontail Place
	Cambridge, Ontario Canada

Common	Total Directors, as a Group	4,885,768 shares (voting)	61.77%

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

Through November 2009, Oldwebsites.com, Inc. was billed $750 monthly for direct costs for web hosting fees and utilization of bandwidth. The Company was also billed monthly for services supplied directly for management and sales activities, which varied monthly based on the activity level.

Cooksmill NetSystems, Inc. is a wholly owned subsidiary of Inter-Continental Recycling Inc. a company that is owned and beneficially held by Mr. Paul Roszel, a director of the Company.  Mr. Roszel and his immediate family own 4,316,527 common shares of Oldwebsites.com, Inc. which includes 92,348 common shares owned by James Roszel, the President of the Company and the son of Paul Roszel.

As of November 30, 2009, the Company had received working capital loans of $46,000, from Cooksmill NetSystems, Inc. to allow the Company to pay for expenses.  This loan was eliminated in exchange for the intangible assets of the Company on November 30, 2009.   Additional working capital loans of $28,300 have been received as of December 31, 2010 from Cooksmill NetSystems Inc.  The Company anticipates that Cooksmill NetSystems, Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Mr. Paul Roszel, through his holdings, controls the majority of the shares in Oldwebsites.com, Inc.

Paul Roszel is the Chief Executive Officer and founding director of Maydao Corporation, the former parent Company of Oldwebsites.com, Inc.  James Roszel is the son of Paul Roszel.

There are no other transactions during 2010, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options; option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

Officers, directors, and greater than 5% shareholders, of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

Description of Securities
The Company is authorized to issue 150,000,000 common shares with no par value of which 7,909,345 common shares were issued and outstanding at December 31, 2010.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Hansen, Barnett & Maxwell P.C. served as the Company’s Independent Registered Public Accountants for the year ended December 31, 2010 and are expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell P.C. for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Audit Fees	$15,000	$15,000
Audit related	-	-
Tax	1,700	1,700
All other	-	-
Total	$16,700	$16,700

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

BY:   /s/ James Roszel
James Roszel, President
March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

BY:  /s/ James Roszel
James Roszel, President
March 23, 2011

BY:   /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO
March 23, 2011