Form 10-Q
period 2011-03-31
Oldwebsites.com, Inc.
filed 2011-05-13
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO __________

Commission File Number 000-52546

Oldwebsites.com, Inc.
 (Name of Small business Issuer in its charter)

Utah	98-0212805
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4804 Skycrest Park Cove Salt Lake City, Utah	84108	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.oldwebsites.com
 (Web Address)
(Copies to:)
 Steve Taylor, 4804 Skycrest Park Cove Salt Lake City, Utah, 84108              801 578-3283

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  May 13, 2011  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31,	Decemeber 31,
	2011	2010
ASSETS
Current Assets
Cash	$370	$371
Total Assets	370	371

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	13,455	12,257
Loan payable to related party	29,400	28,300
Total Current Liabilities	42,855	40,557
Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares
authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Additional paid-in capital	46,000	46,000
Accumulated deficit	(220,412)	(218,113)
Total Stockholders' Deficit	(42,485)	(40,186)
Total Liabilities and Stockholders' Deficit	$370	$371

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months
	Ended March 31,
	2011	2010
Sales	$-	$-
Selling, general and administrative expenses	2,299	3,646
Net Loss	$(2,299)	$(3,646)

Basic and Diluted Loss Per Common Share	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	'For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(2,299)	$(3,646)
Changes in assets and liabilities:
Accrued expenses	1,198	(350)
Net Cash Used in Operating Activities	(1,101)	(3,996)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Cash proceeds from loan payable to related party	1,100	3,000
Cash Flows Provided by Financing Activities	1,100	3,000
Net Change in Cash	(1)	(996)
Cash at Beginning of Period	371	1,536
Cash at End of Period	$370	$540

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

Business Condition - The Company has accumulated deficits, negative cash flows from operations and losses since inception. This situation raises substantial doubt about its ability to continue as a going concern.  The Company believed that the shift in the focus of the operations would be sufficient to fund its ongoing operations but this was not realized. The Company was unsuccessful in these efforts and discontinued its operations with the sale of its intangible assets on November 30, 2009. The Board of Directors has discussed an orderly dissolution of the company in the event the Company is unable to continue as a going concern due to the lack of operations and inability to obtain financing or merger/acquisition candidates.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2–RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company has received advances of $29,400 from Cooksmill NetSystems, Inc.  These funds were advanced to the Company for payment of expenses such as legal and accounting within normal payment terms.
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

At March 31, 2011 and 2010, the Company had no common stock equivalents outstanding.

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

At a board meeting held on September 24, 2009, the Board of Directors decided that due to the economic downturn, and as no websites had been sold through the exchange, that the Company could no longer sustain the business plan of the development of websites with a 3 to 5 year time sale horizon.  As the Company had accumulated deficits, negative cash flows from operations, and losses since inception the Company could no longer sustain these operations as a going concern.

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

Since May 2008, the Company had received accumulative working capital loan proceeds from Cooksmill NetSystems, Inc. the major shareholder of the Company.  Cooksmill NetSystems Inc. is an entity controlled by Mr. Paul Roszel, a Director of the Company and his immediate family, including James Roszel, the President, Chief Executive Officer and a Director of the Company.  This loan was to allow the Company to pay for expenses.  This loan is due on demand and bears no interest.  At that time, the Company had no other external debt.

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

Business Condition - The Company has an accumulated deficit, negative cash flows from operations and losses since inception. This situation raised substantial doubt about its ability to continue as a going concern.  The Company believed that the shift in the focus of the operations would be sufficient to fund its ongoing operations but this was not realized. The Company was unsuccessful in these efforts and discontinued its operations with the sale of its intangible assets on November 30, 2009. The Board of Directors has discussed an orderly dissolution of the company in the event the company is unable to continue as a going concern due to the lack of operations and inability to obtain financing or merger/acquisition candidates.

Sales Revenues
	For the Three Months Ended
	March 31,
	2011	2010

Sales Revenues	$-	$-

With the sale of the intangible assets, the Company no longer has any operations or revenues.

Operating Expenses
	For the Three Months Ended
	March 31,
	2011	2010

General and Administrative Expenses	$2,299	$3,646

With the sale of the intangible assets, the Company no longer has any operations.  As such, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $29,400 from Cooksmill NetSystems Inc. to pay for expenses.  Expenses incurred during the first quarter of 2011 where: Office and Administrative Charges of $165, Legal and Accounting of $2,000, and Bank Charges of $34.  These funds were advanced so that the Company could pay for these expenses incurred.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	For the Three Months Ended
	March 31,
	2011	2010

Net Loss	$(2,299)	$(3,646)

As discussed above, with the sale of the intangible assets, the Company no longer has any operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursues potential transactions including, but not limited to, financings, corporate merger or acquisition.

Liquidity and Capital Resources
	March 31,	December 31,
	2011	2010

Cash on Hand	$370	$371

The Company’s cash position recorded at March 31, 2010 of $370 has decreased from the December 31, 2009 cash position of $371.

This reduction in cash is the direct result of the Company having no operations while incurring the expenses mentioned above.

As of March 31, 2011, the Company has received working capital loan proceeds of $29,400, from Cooksmill NetSystems Inc. to enable the Company to pay for its expenses.  The Company anticipates that Cooksmill NetSystems Inc., if required, will provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oldwebsites.com, Inc

May 13, 2011	/s/ James Roszel
James Roszel, President

May 13, 2011	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer