Form 10-Q
period 2011-06-30
Oldwebsites.com, Inc.
filed 2011-08-09
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED:  June 30, 2011

OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM __________TO __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  August 9, 2011  -  7,909,345 common shares

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED June 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	Decemeber 31,
	2011	2010
ASSETS
Current Assets
Cash	$421	$371
Total Assets	421	371

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	12,385	12,257
Loan payable to related party	34,700	28,300
Total Current Liabilities	47,085	40,557
Stockholders' Deficit

Common shares - $0.00 par value; 150,000,000 shares authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Additional paid-in capital	46,000	46,000
Accumulated deficit	(224,591)	(218,113)
Total Stockholders' Deficit	(46,664)	(40,186)
Total Liabilities and Stockholders' Deficit	$421	$371

  See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Sales	$-	$-	$-	$-
Selling, general and administrative expenses	4,179	3,308	6,478	6,954
Net Loss	$(4,179)	$(3,308)	$(6,478)	$(6,954)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	7,909,345	7,909,345	7,909,345	7,909,345

    See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(6,478)	$(6,954)
Changes in assets and liabilities:
Accrued expenses	128	655
Net Cash Used in Operating Activities	(6,350)	(6,299)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Cash proceeds from loan payable to related party	6,400	5,000
Cash Flows Provided by Financing Activities	6,400	5,000
Net Change in Cash	50	(1,299)
Cash at Beginning of Period	371	1,536
Cash at End of Period	$421	$237

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

On June 23, 2011, the Board of Directors held a meeting to discuss the future of the Company. The Board of Directors determined that with no potential transactions related to corporate merger, acquisition or financing available at this time, and with no assets or revenues, and the conditions discussed in the preceding paragraph, the Company is not solvent and as such, is no longer able to continue as a going concern.

A Meeting of the Shareholders has been scheduled for August 16, 2011, where the shareholders will be asked to vote on the ratification of the consent resolution of the Board of Directors of Oldwebsites.com, Inc. regarding dissolution, subject to the conditions set forth below.

The Board of Directors is requesting that the shareholders vote on the dissolution of the Company, reserving to the Board of Directors the right to forgo dissolution of the Company if a business opportunity deemed by the Board to be more favorable to the shareholders becomes available prior to dissolution.  In addition, the Board retains the right, under Utah Code Sec. 16-10a-1404, to revoke the dissolution within 120 days after the effective date of the dissolution by resolution of the Board alone and with no further or other actions by the shareholders. At the present time there are no pending mergers, acquisitions or financing options; however, in the event that a business opportunity is received in advance of the Meeting of Shareholders and is deemed by the Board of Directors to be more favorable to the shareholders than the dissolution of the Company, the shareholders authorize the Board of Directors to accept such an offer on their behalf.  If no acceptable business opportunity is received prior to the Meeting of Shareholders, the Directors of the Company, pending shareholder approval, will proceed with an orderly dissolution of the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the shareholders of the Company approve the ratification of the consent resolution regarding dissolution.  Upon approval by shareholders, the Company will change its basis of accounting to the liquidation basis.

NOTE 2–RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company has received total advances of $34,700 from Cooksmill NetSystems, Inc.  These funds were advanced to the Company for payment of expenses such as legal and accounting within normal payment terms.
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

At June 30, 2011 and 2010, the Company had no common stock equivalents outstanding.

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

Results of Operations

Organization and Nature of Operations — Oldwebsites.com, Inc., formerly Fiberglass.com, operated an exchange for buying and selling old web sites and domain names.  The Company anticipated capturing revenue by charging a percentage of the value of the web sites or domain names sold in the exchange

At a board meeting held on September 24, 2009, the Board of Directors decided that due to the economic downturn, and as no websites had been sold through the exchange, that the Company could no longer sustain the business plan of the development of websites with a 3 to 5 year time sale horizon.  As the Company had accumulated deficits, negative cash flows from operations, and losses since inception the Company could no longer sustain these operations as a going concern.

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

Business Condition

The Company has accumulated deficits, negative cash flows from operations and losses since inception. This situation raised substantial doubt about its ability to continue as a going concern.  On June 23, 2011, The Board of Directors held a meeting to discuss the future of the Company. The Board of Directors determined that with no potential transactions related to corporate merger, acquisition or financing available at this time, no assets or revenues, along with the conditions discussed above, the Company is not solvent and as such, is no longer able to continue as a going concern.

Sales Revenues
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales Revenues	$-	$-	$-	$-

With the sale of the intangible assets, the Company no longer has any operations or revenues.

Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

General and Administrative Expenses	$4,179	$3,308	$6,478	$6,954

With the sale of the intangible assets, the Company no longer has any operations.  As such, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received total advances as of June 30, 2011 of $34,700 from Cooksmill NetSystems Inc. to pay for expenses.  Expenses incurred during the first half of 2011 where: Office and Administrative Charges of $4,465, Legal and Accounting of $1,845, and Bank Charges of $68.  These funds were advanced so that the Company could pay for these expenses incurred.  The Company anticipated that Cooksmill NetSystems Inc., if required, would provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Loss	$(4,179)	$(3,308)	$(6,478)	$(6,954)

As discussed above, with the sale of the intangible assets, the Company no longer has any operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursued potential transactions including, but not limited to, financings, corporate merger or acquisition.

Due to the continuing losses of the Company, a Meeting of the Shareholders has been scheduled for August 16, 2011 where the shareholders are being asked to vote on the ratification of the consent resolution of the Board of Directors of Oldwebsites.com, Inc. regarding dissolution.

Liquidity and Capital Resources
	June 30,	December 31,
	2011	2010

Cash on Hand	$421	$371

The Company’s cash position recorded at June 30, 2011 of $421 has increased from the December 31, 2010 cash position of $371.

While having no operations but still incurring the expenses mentioned above the Company as of June 30, 2011, has received working capital loan proceeds of $34,700, from Cooksmill NetSystems Inc. to enable the Company to pay for its expenses.  The Company anticipated that Cooksmill NetSystems Inc., if required, would provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

None	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit 3.1 (a) –	Articles of Incorporation - August 26, 1999

Exhibit 3.1 (b) –	Articles of Incorporation - December 28, 2006

Exhibit 3.1 (c) -	Amendment of Name Change

Exhibit 31.1 -	Certification of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification of the President and Director pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Certification of the Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oldwebsites.com, Inc

August 9, 2011	/s/ James Roszel
James Roszel, President

August 9, 2011	/s/ Richard R. Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer