Form 10-Q
period 2011-09-30
Oldwebsites.com, Inc.
filed 2011-11-14
CIK 1391570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

Commission File Number 000-52546

Oldwebsites.com, Inc.
(Name of Small business Issuer in its charter)

Utah	98-0212805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highland Park Plaza	3098 So. Highland Dr. Suite 323	Salt Lake City, Utah	84106-6001	801-531-0404
(Address of principal executive offices)			(Zip Code)	(Issuer's telephone number)

www.oldwebsites.com
----------------------------------------------
(Web Address)

(Copies to:)
John Michael Coombs,
Highland Park Plaza, 3098 So. Highland Dr. Suite 323 Salt Lake City, Utah, 84106-6001
801 467-2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  November 14, 2011  -  7,909,345 common shares.

OLDWEBSITES.COM, INC.
FORM 10-Q
QUARTER ENDED September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS'
DEFICIT - LIQUIDATION BASIS
(Unaudited)
	September 30,	Decemeber 31,
	2011	2010
ASSETS
Current Assets
Cash	$113	$371
Total Assets	113	371

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	13,600	12,257
Loan payable to related party	36,400	28,300
Total Current Liabilities	50,000	40,557

Stockholders' Deficit
Common shares - $0.00 par value; 150,000,000 shares authorized; 7,909,345 shares issued and outstanding, respectively	131,927	131,927
Additional paid-in capital	46,000	46,000
Accumulated deficit	(227,814)	(218,113)
Total Stockholders' Deficit	(49,887)	(40,186)

Total Liabilities and Stockholders' Deficit	$113	$371

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF REVENUE AND EXPENSES - LIQUIDATION BASIS
(Unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Sales	$-	$-	$-	$-
Selling, general and administrative expenses	3,223	3,353	9,701	10,307
Net Loss	$(3,223)	$(3,353)	$(9,701)	$(10,307)

Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Weighted-Average Common Shares Outstanding	7,909,345	7,909,345	7,909,345	7,909,345

See the accompanying notes to the condensed unaudited financial statements.

OLDWEBSITES.COM, INC
CONDENSED STATEMENTS OF CASH FLOWS- LIQUIDATION BASIS
(Unaudited)
	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(9,701)	$(10,307)
Changes in assets and liabilities:
Accrued expenses	1,343	(345)
Net Cash Used in Operating Activities	(8,358)	(10,652)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Cash proceeds from loan payable to related party	8,100	9,500
Cash Flows Provided by Financing Activities	8,100	9,500

Net Change in Cash	(258)	(1,152)

Cash at Beginning of Period	371	1,536

Cash at End of Period	$113	$384

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

At the Annual Meeting of Shareholders held on November 25, 2009, the shareholders approved the sale of the intangible assets of the Company to Cooksmill NetSystems Inc.  These intangible assets, which were comprised of twenty-four websites with a zero basis, were sold in exchange for the debt owed to Cooksmill NetSystems Inc. of $46,000 in lieu of cash payment.  As the operations of the Company consisted solely of these intangible assets the divestiture of the intangible assets of the Company discontinued all of the operations within Oldwebsites.com. As Cooksmill NetSystems, Inc. is a related party; the gain on sale/forgiveness of debt was recorded as additional paid-in capital as a shareholder contribution.

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

The Annual Meeting of the Shareholders was scheduled for August 16, 2011 and the shareholders were asked to vote on the ratification of the consent resolution of the Board of Directors of Oldwebsites.com, Inc. regarding dissolution, subject to the conditions set forth below.

The Board of Directors requested that the shareholders vote on the dissolution of the Company, reserving to the Board of Directors the right to forgo dissolution of the Company if a business opportunity deemed by the Board to be more favorable to the shareholders becomes available prior to dissolution.  In addition, the Board retains the right, under Utah Code Sec. 16-10a-1404, to revoke the dissolution within 120 days after the effective date of the dissolution by resolution of the Board alone and with no further or other actions by the shareholders. At the time of the Meeting of the Shareholders there were no pending mergers, acquisitions or financing options; however, in the event that a business opportunity was received in advance of the Meeting of Shareholders and was deemed by the Board of Directors to be more favorable to the shareholders than the dissolution of the Company, the shareholders authorize the Board of Directors to accept such an offer on their behalf.  If no acceptable business opportunity was received, the Directors of the Company, pending shareholder approval, would proceed with an orderly dissolution of the Company.

On August 16, 2011, the shareholders approved the ratification of the consent resolution of the Board of Directors of Oldwebsites.com, Inc. regarding dissolution, subject to the conditions set forth.

Unless a business opportunity deemed by the Board of Directors to be more favorable to the shareholders becomes available, the Board of Directors will now proceed in a timely manner to dissolve the Company

As a result, the financial statements are presented on the liquidation basis of accounting.

NOTE 2–RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company has received total advances of $36,400 from Cooksmill NetSystems, Inc.  These funds were advanced to the Company for payment of expenses such as legal and accounting within normal payment terms.  This advance is due on demand and bears no interest.

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

At September 30, 2011 and 2010, the Company had no common stock equivalents outstanding.

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

At the Annual Meeting of Shareholders held on November 25, 2009, the shareholders approved the sale of the Company’s intangible assets to Cooksmill NetSystems Inc. As the operations of the Company consisted solely of the intangible assets comprised of the twenty-four websites, the divestiture of the intangible assets of the Company discontinued all of the operations within Oldwebsites.com.

The completion date of this transaction was at the end of the business day on November 30, 2009.

The shareholders of the Company did not receive any consideration as a result of the sale.  There was no impact from the sale of the intangible assets on the ownership of the Company.  In our view this will not have any federal income tax consequences to the shareholders.

Discontinuing the operations within the Company did not affect its classification as a shell company. The stock of the Company continued to be publicly traded.  The stock of the Company continued to have a market and be traded on the Over The Counter Bulletin Board (OTCBB).

With the sale of the intangible assets, the Company no longer has any operations or future revenues, and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition.

At a Board of Directors Meeting held on March 15, 2011, a discussion was held regarding the financial condition of the Company. Since November 2009, the Board of Directors had been actively seeking prospects for merger, acquisition or financing, but to date had not been able to enter into any such business opportunity.  The Company has no assets or revenues and as of December 31, 2010, the Company had received additional advances of $28,300 from Cooksmill NetSystems Inc. These advances were made to the Company so that they were able to pay for certain expenses such as legal and accounting fees so that the Company could continue as a reporting company with the United States Securities and Exchange Commission. These advances are due on demand and bear no interest

As such, the Board of Directors determined that due to the financial condition of the Company and as they believed that they had exhausted all of their options seeking prospects for merger, acquisition or financing, instructed Paul Roszel to explore the necessary obligations and requirements for an orderly dissolution or wind down of the Company, in the event that the Company was unable to continue as a going concern.

On June 23, 2011, The Board of Directors held a meeting to further discuss the future of the Company.  The Board of Directors determined that with no potential transactions related to corporate merger, acquisition or financing available at that time, with no assets or revenues, with the accumulated debt owed to Cooksmill NetSystems Inc. as of March 31, 2011 of $29,400 and an accumulated deficit of $220,412 as of March 31, 2011, that the Company was not solvent and as such was no longer able to continue as a going concern.

Paul Roszel reported that in order to dissolve the Company, the Board of Directors must recommend dissolution to the shareholders. The Utah Revised Business Corporation Act Section 16-10a-1402 states that the proposal to dissolve must be approved by each voting group entitled to vote separately on the proposal, by a majority of all the votes entitled to be cast on the proposal by that voting group, unless a greater vote is required by the articles of incorporation, the initial bylaws or the bylaws amended pursuant to Section 16-10a-1021, or by the Board of Directors acting pursuant to Subsection (3), whereby the Board of Directors may condition the effectiveness of the dissolution on any basis.

The Annual Meeting of the Shareholders was scheduled for August 16, 2011 and the shareholders were asked to vote on the ratification of the consent resolution of the Board of Directors of Oldwebsites.com, Inc. regarding dissolution, subject to the conditions set forth below.

The Board of Directors requested that the shareholders vote on the dissolution of the Company, reserving to the Board of Directors the right to forgo dissolution of the Company if a business opportunity deemed by the Board to be more favorable to the shareholders became available prior to dissolution. In addition, the Board retains the right, under Utah Code Sec. 16-10a-1404, to revoke the dissolution within 120 days after the effective date of the dissolution by resolution of the Board alone and with no further or other actions by the shareholders. At the time that the shareholders were solicited to vote on the dissolution of the Company there were no pending mergers, acquisitions or financing options, however, in the event that a business opportunity was received, deemed by the Board of Directors to be more favorable to the shareholders than the dissolution of the Company, the shareholders would authorize the Board of Directors to accept such an offer on their behalf. If no acceptable business opportunity was received, the Directors of the Company, pending shareholder approval, would proceed with an orderly dissolution of the Company.

The Utah Revised Business Corporation Act Section 16-10a-1402 states that the proposal to dissolve must be approved by each voting group entitled to vote separately on the proposal, by a majority of all the votes entitled to be cast on the proposal by that voting group, unless a greater vote is required by the articles of incorporation, the initial bylaws or the bylaws amended pursuant to Section 16-10a-1021, or by the Board of Directors acting pursuant to Subsection (3), whereby the Board of Directors may condition the effectiveness of the dissolution on any basis. A greater vote is not required by the Company’s articles of incorporation, the initial bylaws or the bylaws amended pursuant to Section 16-10a-1021. There is only one voting group, common shares, and they are entitled to vote on the proposal.

On August 16, 2011, the shareholders approved the ratification of the consent resolution of the Board of Directors of Oldwebsites.com, Inc. regarding dissolution, subject to the conditions set forth.

Unless a business opportunity deemed by the Board of Directors to be more favorable to the shareholders becomes available, the Board of Directors will now proceed to dissolve the Company in a timely matter. With no assets remaining within the Company and a debt owing to Cooksmill NetSystems Inc. the shareholders will receive no consideration in the event of the dissolution of the Company.

Business Condition

The Company has accumulated deficits, negative cash flows from operations and losses since inception. This situation raised substantial doubt about its ability to continue as a going concern.  On June 23, 2011, The Board of Directors held a meeting to discuss the future of the Company. The Board of Directors determined that with no potential transactions related to corporate merger, acquisition or financing available at this time, no assets or revenues, along with the conditions discussed above, the Company is not solvent and as such, is no longer able to continue as a going concern.  As a result, the financial statements are presented on the liquidation basis of accounting.
Sales Revenues
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales Revenues	$-	$-	$-	$-

With the sale of the intangible assets, the Company no longer has any operations or revenues.

Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

General and Administrative Expenses	$3,223	$3,353	$9,701	$10,307

With the sale of the intangible assets, the Company no longer has any operations.  As such, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received total advances as of September 30, 2011 of $36,400 from Cooksmill NetSystems Inc. to pay for expenses.  Expenses incurred during the nine months ending as of September 30, 2011 where: Office and Administrative Charges of $4,670, Legal and Accounting of $4,830, and Bank Charges of $101.  These funds were advanced so that the Company could pay for these expenses incurred.  The Company anticipated that Cooksmill NetSystems Inc., if required, would provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Loss	$(3,223)	$(3,353)	$(9,701)	$(10,307)

As discussed above, with the sale of the intangible assets, the Company no longer has any operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursued potential transactions including, but not limited to, financings, corporate merger or acquisition.

Due to the continuing losses of the Company, a Meeting of the Shareholders was held on August 16, 2011 where the shareholders approved the ratification of the consent resolution of the Board of Directors of Oldwebsites.com, Inc. regarding dissolution, as set forth above in “Organization and Nature of Operations”.

Liquidity and Capital Resources
	September 30,	December 31,
	2011	2010

Cash on Hand	$113	$371

The Company’s cash position recorded at September 30, 2011 of $113 has decreased from the December 31, 2010 cash position of $371.

While having no operations but still incurring the expenses mentioned above the Company as of September 30, 2011, has received working capital loan proceeds of $36,400, from Cooksmill NetSystems Inc. to enable the Company to pay for its expenses.  The Company anticipated that Cooksmill NetSystems Inc., if required, would provide additional funds, however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES
None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2011, Oldwebsites.com, Inc. (the “Company”) held its Annual Meeting of Shareholders at The Little America Hotel, 500 South Main Street, Salt Lake City, Utah.

The following are the results of the matters voted on by the shareholders at the Annual Meeting.

1.  Election of Directors

James Roszel, Terrence Millie and Paul Roszel were elected to the Board of Directors for the ensuing year.

Name	For	Against/Withheld	Abstain	Broker Non-Votes
Paul Roszel	4,901,419	0	0	0
James Roszel	4,901,419	0	0	0
Terrence Millie	4,901,419	0	0	0

2.  Ratification of the appointment of Hansen, Barnett & Maxwell, P.C. as the Company’s independent registered public accounting firm for the coming year.

For	Against/Withheld	Abstain	Broker Non-Votes
4,901,419	0	0	0

3.      Dissolution of the Company in accordance with the terms and conditions set forth in the proxy statement.

For	Against/Withheld	Abstain	Broker Non-Votes
4,901,399	20	0	0

ITEM 5.                      OTHER INFORMATION
None

ITEM 6.                      EXHIBITS
a) Exhibits.

Exhibit 3.1 (a)	Articles of Incorporation - Hereby incorporated by reference. Filed on April 2, 2007

Exhibit 3.1 (b)	Articles of Incorporation - Hereby incorporated by reference. Filed on April 2, 2007

Exhibit 3.1 (c)	Amendment of Name Change - Hereby incorporated by reference. Filed on April 2, 2007

Exhibit 31.1	Certification of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the President and Director pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

(b) Reports on Form 8-K.

8K - Submission of Matters to a Vote of Security Holders – Filed August 19, 2011

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oldwebsites.com, Inc

November 14, 2011	/s/ James Roszel
James Roszel, President

November 14, 2011	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer